Form 10QSB/A
period 1995-09-30
TEXOIL INC /NV/
filed 1996-01-02
CIK 748856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                         Commission file number: 0-12633

                                  TEXOIL, INC.
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                       88-0177083
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                                1600 SMITH STREET
                                   SUITE 4000
                              HOUSTON, TEXAS 77002
                    (Address of principal executive offices)

                                 (713) 652-5741
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
YES [X]   NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,113,541 shares of common stock, $.01 par value, issued and outstanding at November 14, 1995.

Transitional Small Business Disclosure Format (check one):
YES [ ]   NO [X]

                                  TEXOIL, INC.
                                TABLE OF CONTENTS
                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

CONSOLIDATED FINANCIAL STATEMENTS:

      Consolidated Balance Sheet as of September 30, 1995..............     3
      Consolidated Statement of Income (Loss) and Retained
         Deficit for the three months and nine months
         ended September 30, 1994 and 1995.............................     4
      Consolidated Statement of Cash Flows for the nine months
         ended September 30, 1994 and 1995.............................     5
      Notes to Consolidated Financial Statements.......................     6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS..................................     8

PART II.  OTHER INFORMATION............................................    11

                                  TEXOIL, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                                                                   SEPTEMBER 30,
                                                                       1995
                                                                   ------------
                                 ASSETS
Current assets:
   Cash and cash equivalents ...................................   $        856
   Accounts receivable .........................................        371,630
   Other current assets ........................................        122,805
                                                                   ------------
        Total current assets ...................................        495,291
                                                                   ------------
Property and equipment, at cost:
   Oil and gas properties (on the basis of full cost
    accounting including unevaluated costs of $839,342) ........     17,838,585
   Other .......................................................        314,207
                                                                   ------------
                                                                     18,152,792
Less - accumulated depreciation, depletion and amortization ....    (14,093,244)
                                                                   ------------
                                                                      4,059,548
                                                                   ------------
                                                                   $  4,554,839
                                                                   ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities ....................   $  1,062,907
   Note payable to bank ........................................        234,000
   Notes payable to stockholders ...............................      1,012,500
   Preferred stock dividends payable ...........................         69,000
                                                                   ------------
        Total current liabilities ..............................      2,378,407
Note payable to bank ...........................................        152,000
Other long-term liabilities ....................................        205,771
Stockholders' equity:
   Series A preferred stock, $.01 par; redeemable
      and convertible with liquidation
      preference of $100 per share plus
      cumulative accrued unpaid dividends
      at annual rate of $12 per share; 10,000,000 shares
      authorized; 23,000 shares issued and outstanding .........      2,300,000
   Common stock, $.01 par; 50,000,000 shares authorized;
      4,105,065 shares issued and outstanding ..................         41,050
   Additional paid-in capital ..................................      4,540,055
   Retained deficit ............................................     (5,062,444)
                                                                   ------------
                                                                      1,818,661
                                                                   ------------
                                                                   $  4,554,839
                                                                   ============
         The accompanying notes are an integral part of this statement.

                                  TEXOIL, INC.

     CONSOLIDATED STATEMENT OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)
                                   (unaudited)

                                                                     FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                                                      ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                               ------------------------------        ------------------------------
                                                                   1994               1995               1994               1995
                                                               -----------        -----------        -----------        -----------
Revenues:
   Oil and gas sales ...................................       $   174,052        $   201,853        $   417,379        $   783,981
                                                               -----------        -----------        -----------        -----------
Costs and expenses:
   Lease operating expenses ............................            61,942             69,903            169,671            205,957
   Depreciation, depletion and amortization ............           107,932            149,603            214,842            445,203
   Production taxes ....................................            16,304              7,785             41,396             35,117
   General and administrative expenses, net ............           234,559            165,100            839,696            581,048
Other (income) expenses:
   Interest expense ....................................            28,162             41,097            109,091            109,260
   Interest income and other ...........................           (18,885)              (421)           (25,772)            (4,354)
                                                               -----------        -----------        -----------        -----------
                                                                   430,014            433,067          1,348,924          1,372,231
                                                               -----------        -----------        -----------        -----------
Loss before income taxes ...............................          (255,962)          (231,214)          (931,545)          (588,250)
Provision for income taxes .............................              --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------
Net loss ...............................................          (255,962)          (231,214)          (931,545)          (588,250)
Dividends on preferred stock ...........................           (69,000)           (69,000)          (207,000)          (207,000)
                                                               -----------        -----------        -----------        -----------
Net loss applicable to common stock ....................          (324,962)          (300,214)        (1,138,545)          (795,250)

Retained deficit, beginning of period ..................        (3,661,834)        (4,762,230)        (2,848,251)        (4,267,194)
                                                               -----------        -----------        -----------        -----------
Retained deficit, end of period ........................       $(3,986,796)       $(5,062,444)       $(3,986,796)       $(5,062,444)
                                                               ===========        ===========        ===========        ===========
Net loss per share of common stock .....................       $     (0.08)       $     (0.07)       $     (0.30)       $     (0.20)
                                                               ===========        ===========        ===========        ===========
Average number of shares outstanding ...................         4,058,628          4,087,643          3,760,355          4,068,419
                                                               ===========        ===========        ===========        ===========

         The accompanying notes are an integral part of this statement.

                                  TEXOIL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                             --------------------------------------
                                                                                                   1994                   1995
                                                                                               -----------             ---------
Operating activities:
   Net loss ..........................................................................         $  (931,545)            $(588,250)
   Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
      Depreciation, depletion and amortization .......................................             214,842               445,204
      Non-cash compensation expense ..................................................                --                  80,330
      Decrease (increase) in accounts receivable .....................................             (46,912)               31,203
      Decrease in other current assets ...............................................             225,936                42,306
      Increase in accounts payable ...................................................             351,446               145,048
      Decrease in advances from joint
        interest owners ..............................................................             (49,896)                 (506)
      Increase (decrease) in other long-term liabilities .............................               6,978                31,320
                                                                                               -----------             ---------
          Net cash provided by (used in) operating activities ........................            (229,151)              186,655
                                                                                               -----------             ---------
Investing activities:
   Capital expenditures ..............................................................          (1,545,953)             (653,089)
   Proceeds from sales of prospects ..................................................                --                 172,500
                                                                                               -----------             ---------
          Net cash used in investing activities ......................................          (1,545,953)             (480,589)
                                                                                               -----------             ---------
Financing activities:
   Proceeds of public unit offering ..................................................           3,633,862                  --
   Proceeds from borrowings ..........................................................             450,000               389,000
   Payments on borrowings ............................................................          (1,025,000)              (88,000)
   Preferred stock dividends paid ....................................................            (207,000)             (207,000)
                                                                                               -----------             ---------
          Net cash provided by financing activities ..................................           2,851,862                94,000
                                                                                               -----------             ---------
Net increase (decrease) in cash and cash equivalents .................................           1,076,758              (199,934)
Cash and cash equivalents at beginning of period .....................................             109,808               200,790
                                                                                               -----------             ---------
Cash and cash equivalents at end of period ...........................................         $ 1,186,566             $     856
                                                                                               ===========             =========

         The accompanying notes are an integral part of this statement.

                                  TEXOIL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected in the accompanying unaudited financial statements. For further information regarding accounting policies, refer to the Company's audited financial statements for the years ended December 31, 1993 and 1994 included in its 1994 Annual Report on Form 10-KSB. The average number of shares outstanding reflected in the net loss per share of common stock for the periods presented herein gives effect to a public offering of the Company's securities and a related surrender of common stock shares that took place in June 1994 (see Note 2).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses as well as cash flow deficits that raise substantial doubt about its ability to meet the future expenditure obligations necessary to fully evaluate and develop its oil and gas properties and to continue as a going concern. Accordingly, management has determined that the Company should seek an additional equity infusion in order to fully pursue new exploration opportunities in accordance with its business plan. The Company has undertaken preliminary capital raising efforts directed toward an equity infusion, however, the structure, timing and amount of any such transaction are presently uncertain. The consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties. At September 30, 1995, the Company had capitalized in other current assets $65,780 of accounting, legal and other third party costs related to additional capital raising efforts.

NOTE 2 - STOCKHOLDERS EQUITY:

In the second quarter of 1994, the Company completed a public offering of its securities. A total of 750,000 units were sold at an offering price to the public of $6.25 per unit with each unit comprised of two shares of the Company's common stock, one Class A Warrant to purchase a share of the Company's common stock at a price of $3.50 per share and one Class B Warrant to purchase an additional share of the Company's common stock at a price of $4.50 per share. Net proceeds to the Company were $3,633,862.

In conjunction with the unit offering, the holders of the Company's outstanding "restricted" common stock agreed to surrender on a pro rata basis an aggregate of 987,856 shares of common stock. Such surrendered shares have been accounted for as contributed treasury stock which have been canceled and restored to unissued shares.

In July 1995, the Company's stockholders approved the 1995 Stock Compensation Plan (the "Plan"), which provides for the issuance of shares of common stock to certain employees and consultants whose cash compensation was reduced by 30% effective April 1, 1995. Pursuant to the Plan, a total of 46,422 shares of common stock were issued to such individuals in recognition of their reduced cash compensation for the months of April through September 1995. The Company recognized compensation expense in the amount of $80,330 representing the fair market value of such shares issued in lieu of reduced cash compensation for the months of April through September 1995. The Company anticipates making further monthly issuances of common stock during the remainder of 1995 under the Plan, for which compensation expense will be recognized simultaneously. In that regard, an additional 8,471 shares of common stock were issued under the Plan at the end of October 1995 with the related compensation expense being recognized in that month.

NOTE 3 - NOTES PAYABLE:

In the first nine months of 1995, the Company borrowed and made payments aggregating $189,000 and $63,000, respectively, under its revolving credit/term loan agreement with a bank resulting in an outstanding balance due to the bank under the agreement of $386,000 as of September 30, 1995 (under the terms of the revolving credit/term loan agreement, $234,000 of such balance is due within one year from September 30, 1995). A principal payment of $21,000 was made in October 1995. The Company also paid a $25,000 note payable to a stockholder under a "bridge loan" program in February 1995 and subsequently borrowed an aggregate $200,000 from other stockholders resulting in an aggregate balance of notes payable outstanding under such program of $1,012,500 as of September 30, 1995. An additional $50,000 was borrowed from a stockholder under the bridge loan program in October 1995.

NOTE 4 - SUBSEQUENT EVENTS:

In October 1995, the Company sold a 60% interest in a new 3-D exploration program to Meridian Oil Inc. and received proceeds from the sale in the amount of $134,097. The prospect encompasses a 20 square mile 3-D seismic survey in Galveston County, Texas. The Company will own a 40% working interest in the project after completion of the 3-D survey and Meridian Oil Inc.
will be the operator.

Texoil is also finalizing participation agreements with several other parties covering participation in a 3-D program at Raceland, Lafourche Parish, Louisiana. Under the agreements, Texoil will be the operator of an approximate 64 square mile survey to begin in early 1996. Texoil's anticipated interest in the program will be 30%.

With reference to Texas Meridian's current activities at Lake Boeuf Field in Lafourche Parish, Louisiana, on October 31, 1995 the Louisiana Office of Conservation ordered a producing unit for the Rob C Unit which will include between 20% and 25% of the acreage in which Texoil has the right to participate in both a working interest and an overriding royalty interest. Texoil is currently evaluating the economics of participating to the extent of 2% to 2.5% working interest in not only these two presently producing wells, but also in up to 10% in another well, the TMRX, Pacific Enterprises No. 3, which is currently drilling on the Texoil participation rights acreage below 13,500 feet. Texoil's right to receive an overriding royalty will not be affected by its election to participate or not to participate in a working interest.

Texoil is actively discussing with several other parties a private placement of either debt or equity in the range of $1,500,000 to $2,500,000 to fund its share of the cost in participating in the Texoil 3-D programs as well as in the Texas Meridian projects. As of this date, nothing definitive has resulted from these discussions.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED
TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995

Texoil, Inc. (the "Company") recorded net losses of $255,962 and $231,214 in the three months ended September 30, 1994 and 1995, respectively. Such amounts are included in net losses of $931,545 and $588,250 in the nine month periods ended September 30, 1994 and 1995, respectively. The reductions in these comparative net losses resulted from the following factors:

                                                                                                  DECREASE IN NET LOSS
                                                                                       -----------------------------------------
                                                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                       SEPTEMBER 30, 1995         SEPTEMBER 30, 1995
                                                                                       ------------------         ------------------
Increase in oil and gas production
 income (revenues less lease operating
 expenses and production taxes) ..............................................             $  28,359                  $ 336,595

Increase in depreciation, depletion and
 amortization expense ........................................................               (41,671)                  (230,361)

Decrease in net general and
 administrative expenses .....................................................                69,459                    258,648

Other, net ...................................................................               (31,399)                   (21,587)
                                                                                           ---------                  ---------
                                                                                           $  24,748                  $ 343,295
                                                                                           =========                  =========

The increases in oil and gas production income in the three month and nine month periods ended September 30, 1995 of 30% and 163%, respectively, are primarily attributable to increases in production volumes arising from new wells that went on production in the Buras Field in March 1994 and in the Bayou Lafourche Field in October 1994. The impact of fluctuations in oil and gas prices was essentially neutral, however, as increases in oil prices in the three month and nine month periods ended September 30, 1995 (in relation to the comparable 1994 periods) were substantially offset by declines in gas prices for the same periods.

The increases in depreciation, depletion and amortization ("DD&A") expense were due largely to the increases in oil and gas production volumes noted above. Further compounding the effect of higher production volumes were increases in the Company's DD&A rates from $7.29 per barrel of oil equivalent ("BOE") in the nine months ended September 30, 1994 to $8.37 per BOE in the three month and nine month periods ended September 30, 1995. The increased DD&A rates in 1995 reflect relatively higher cost additions that were made in the fourth quarter of 1994 and the second quarter of 1995 to the "base" of oil and gas properties subject to DD&A.

The decreases in net general and administrative expenses in both 1995 periods were due primarily to the absence of expenses associated with the Company's June 1994 public offering of its securities (such offering efforts began in the fourth quarter of 1993).

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS. The Company's net cash flow from operations resulted in a deficit of $229,151 and an increase in cash of $186,655 for the nine month periods ended September 30, 1994 and 1995, respectively. The improvement in the Company's operating cash flow in the first nine months of 1995 reflects the increase in oil and gas production income and decrease in general and administrative expenses noted above, partially offset by changes in certain working capital components since December 31, 1994. Management anticipates increased oil and gas revenues and cash flow from operations during the fourth quarter of 1995 (in comparison to the fourth quarter of 1994) as a result of the successful completions of a development well at the Company-operated Main Pass 3 Field in the third quarter of 1994 and an exploratory well at the non-operated Bayou Lafourche Field in the third quarter of 1994 (the production from one such completion commenced in the latter part of the fourth quarter of 1994).

CAPITAL EXPENDITURES. The Company's net capital expenditures totaled $1,545,953 and $653,089 in the nine month periods ended September 30, 1994 and 1995, respectively. Of the former amount, approximately $560,000 relates to an exploratory well at the non-operated Bayou Lafourche Field that was completed in June 1994 and went on production in October 1994. The Company's capital expenditures during the remainder of 1994 were funded largely from a portion of the proceeds of the Company's public offering. There are no remaining unexpended proceeds from the public offering after allowing for the payment of such capital expenditures and of certain debt obligations and preferred stock dividends which were made simultaneous with or subsequent to the closing of the public offering (see " - Cash Flow from Financing" below). In order to fund the Company's proposed level of participation in various non-operated and Company-operated exploration prospects described in the two following paragraphs, management believes that it will be necessary to seek an additional capital infusion. The Company has undertaken preliminary capital raising efforts directed toward an equity infusion, however, the structure, timing and amount of any such transaction are presently uncertain. Should the Company be unsuccessful in obtaining an equity infusion, management nevertheless believes sufficient debt financing would be available to develop its evaluated oil and gas properties and to support its existing operations through December 31, 1995. The Company would, however, in that instance be required to significantly reduce its proposed level of investment in the exploration opportunities described below, as well as take measures to address its working capital deficit.

Subject to obtaining an additional equity infusion of at least $1.5 million (or other financing arrangements), the Company anticipates making further capital expenditures during the remainder of 1995 and in early 1996 relating to its participation in a series of Company-operated and non-operated exploration prospects in South Louisiana. The latter group of prospects are included in an agreement dated December 31, 1992, whereby the Company sold fourteen unleased exploratory geological prospects to Texas Meridian Resources Corporation ("Texas Meridian") for $500,000 cash and is entitled to receive overriding royalties of from 2.0% to 3.75% in each well subsequently drilled on the prospects sold. The Texas Meridian prospect sale agreement also grants the Company the option to acquire, on an unpromoted basis, up to a 10% working interest in wells drilled on the prospects sold. Management anticipates that any drilling recommendations will be made by Texas Meridian after it has completed three-dimensional ("3-D") seismic acquisition, processing and evaluation of each prospect area. The Company's overriding royalty interests and working interest options relate to most but not all of the lease acreage which Texas Meridian may choose to assemble with respect to each prospect. The prospect at Bayou Lafourche (referred to in the paragraph above) is the first such Texas Meridian-operated prospect in which the Company was given the option to participate as a working interest owner. Management believes it likely that the Company will elect to participate for its full 10% working interest in each subsequent well proposed by Texas Meridian under the aforementioned agreement, but the final decision of whether it will do so will depend upon a review of then available geological and geophysical data as well as the Company's ability to finance such participation. The number of wells to be actually proposed for drilling by Texas Meridian on acreage subject to the aforementioned agreement is presently uncertain.

With respect to one of the Texas Meridian Prospects, Lake Boeuf, in Lafourche Parish, Louisiana, a portion of the acreage in which Texoil has the right to participate with TMRX is being considered for inclusion in a producing unit for the Rob C reservoir, which was found productive in the TMRX, Pacific Enterprises Nos. 1 and 2 Wells. The extent of the inclusion of Texoil participation rights acreage will be determined at a hearing conducted by the Louisiana Office of Conservation in Baton Rouge.

The Company also expects to make capital expenditures during the remainder of 1995 and in 1996 with respect to certain exploratory prospects not included in the Texas Meridian prospect sale. These capital expenditures are expected to include costs for further geological and geophysical evaluation of the prospects, including 3-D seismic surveys where warranted, and leasehold acquisition and other costs necessary for the Company to obtain working interest participants in the prospects and, possibly, prepare one or more of the prospects for drilling during the remainder of 1995 and in 1996. The amount and timing of such capital expenditures will depend on many factors, including the Company's ability to obtain other participants for drilling of the prospects and the preferences of such participants as to these matters, as well as the availability of sources to finance the Company's equity in such prospects. In the second quarter of 1995, the Company sold interests in one such prospect to third party participants and received proceeds from the sale of the interests in the amount of $172,500. The spudding of an exploratory test well on the prospect was commenced by the Company in June 1995 and the well was plugged and abandoned as a dry hole in July 1995.

CASH FLOW FROM FINANCING. The Company has a revolving credit/term loan agreement with First Interstate Bank of Texas, N.A. ("FIBOT"). The revolving credit/term loan agreement dated December 31, 1994, provides for interest on borrowings at a rate of 1 1/4% above FIBOT's prime rate (8.75% at September 30, 1995) and is secured by substantially all of the Company's oil and gas producing properties. Borrowings at various levels have remained outstanding under a previous credit/term agreement since November 12, 1991; borrowings outstanding to FIBOT amounted to $386,000 at September 30, 1995 and the Company has remained current on interest and principal payments as they have become due. The borrowing base of the new credit/term loan was established at $575,000 in December 1994 and is declining by $21,000 each month through December 1995 and, thereafter, will decline $19,000 each month through May 1997. The revolving credit/term loan agreement contains certain financial covenants related to maintenance of working capital (current assets, plus unevaluated property costs anticipated to be recovered currently, must exceed current liabilities) and stockholders' equity (must be at least $2,300,000). The Company was not in compliance with such covenants as of September 30, 1995, and has requested a waiver from FIBOT with respect to these covenants.

On April 2, 1993, the Board of Directors authorized the Company to incur additional, short-term borrowings in an amount of up to $1,750,000 from a combination of its then-Chairman, other stockholders and unrelated private investors. As of March 31, 1994, the Company had borrowed $1,737,500 from these persons in order to finance the Company's working capital needs prior to completion of the public offering in June 1994. As approved by the Board of Directors, interest has been paid on such outstanding borrowings at a rate of 2% per annum over FIBOT's prime rate. As an incentive for the Company's then-Chairman, the other stockholders and the private investors to enter into these loan arrangements, the Company issued such individuals warrants to purchase 154,375 shares of the Company's common stock (exercisable until May
1996) at an exercise price equal to the per share public offering price attributable to one share of common stock included in the public "unit" offering, being $3.00 per share. In accordance with the terms of the underlying loan agreements, $900,000 of such borrowings were repaid on or before December
31, 1994 resulting in an outstanding balance of $837,500 at that date. Net borrowings of an additional $225,000 were made under the bridge loan program during the first ten months of 1995 (without issuance of additional common stock purchase warrants) and the noteholders who are presently owed the aggregate balance outstanding of $1,062,500 have agreed to extend the maturity of their notes to February 1, 1996. Further borrowings under the bridge loan facility are likely to be made prior to completion of the proposed additional equity infusion (see - "Capital Expenditures").

Prior to entering into the financing arrangement described in the preceding paragraph, the Company had historically supplemented its funding needs with borrowings from its former Chairman at FIBOT's prime rate. After giving effect to the conversion of a portion of such indebtedness to preferred stock in October 1992, the Company remained indebted to its former Chairman in the principal amount of $250,000 pursuant to a promissory note payable on December 31, 1994 bearing interest at FIBOT's prime rate (the note was repaid on its due date). Dividends of $2.00 per share on the outstanding preferred stock were declared for the last two months of 1992 and paid in January 1993 and dividends of $3.00 per share were declared for each of the first three quarters of 1993 and paid in April, July and October 1993, respectively. The Company passed the quarterly dividends which were otherwise due for the fourth quarter of 1993 and the first quarter of 1994 (amounting to $69,000 per quarter) but subsequently declared such dividends and paid them in July 1994 when the regularly scheduled dividend for the second quarter of 1994 in the amount of $3.00 per share was paid. Quarterly dividends of $3.00 per share have been declared in each subsequent quarter.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings - None

Item 2 - Changes in Securities - None

Item 3 - Defaults upon Senior Securities

                  The Company has a revolving credit/term loan agreement with
            First Interstate Bank of Texas, N.A. ("FIBOT"). The revolving credit/term loan agreement contains certain financial covenants related to maintenance of working capital (current assets, plus unevaluated property costs anticipated to be recovered currently, must exceed current liabilities) and stockholders' equity (must be at least $2,300,000). The Company was not in compliance with such covenants as of September 30, 1995, and has requested a waiver from FIBOT with respect to these covenants. As of September 30, 1995, the outstanding loan balance with FIBOT was $386,000. An additional regularly scheduled payment of $21,000 plus interest was made in October 1995 against this balance and the Company has remained current on interest and principal payments as they have become due.

Item 4 - Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Stockholders of the Company was held on July 10, 1995. The items of business noticed and transacted at the Meeting were: (i) the election of directors to serve until the next annual meeting of stockholders; and (ii) the approval of the Company's 1995 Stock Compensation Plan. A total of 4,058,648 shares of the Company's Common Stock, par value $.01 per share, and 23,000 shares of Series A Preferred Stock, par value $.01 per share, were issued and outstanding as of May 15, 1995, the record date for determining the stockholders entitled to notice of, and the number of shares entitled to vote at the Meeting as one class. The holders of 3,781,850 shares of Common Stock and 23,000 shares of Series A Preferred Stock were represented at the Meeting in person or by proxy. These shares were voted as follows:

                                                                                                        PRESENT SHARES
                                                              FOR              WITHHELD                   NOT VOTING
                                                            --------           --------                 --------------
            Directors
                  T. W. Hoehn, Jr.                          3,826,903             947                         -0-
                  Walter L. Williams                        3,826,903             947                         -0-
                  John L. Graves                            3,826,903             947                         -0-
                  Joe C. Richardson, Jr.                    3,826,903             947                         -0-
                  T. W. Hoehn III                           3,826,903             947                         -0-
                  William F. Seagle                         3,826,903             947                         -0-
                                                              FOR              AGAINST                      ABSTAIN
                                                            ---------          -------                      -------
            1995 Stock Compensation Plan                    3,814,206           7,954                        5,690

            As a result of voting at the Meeting, all six director nominees (all of whom were incumbent directors) were elected and the 1995 Stock Compensation Plan was approved.

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits

               10.1     -    Promissory Note, dated November 1, 1995, made by
                             Texoil, Inc. to T. W. Hoehn, Jr. and Betty Joe
                             Hoehn Revocable Trust in original principal amount of $900,000 (filed herewith).

               10.2     -    Promissory Note, dated November 1, 1995, made by
                             Texoil, Inc. to Joe C. Richardson, Jr. in original principal amount of $12,500 (filed herewith).

               10.3     -    Promissory Note, dated November 1, 1995, made by
                             Texoil, Inc. to Betty Brown Williams in original principal amount of $50,000 (filed herewith).

               10.4     -    Promissory Note, dated November 1, 1995, made by
                             Texoil, Inc. to Hart Brown in original principal amount of $100,000 (filed herewith).

               10.5     -    1995 Stock Compensation Plan (filed herewith).

               10.6     -    1995 Stock Compensation Plan Participation
                             Agreement, dated April 1, 1995 between Texoil,
                             Inc. and Walter L. Williams (filed herewith).

               10.7     -    1995 Stock Compensation Plan Participation
                             Agreement, dated April 1, 1995 between Texoil,
                             Inc. and John L. Graves (filed herewith).

               10.8     -    1995 Stock Compensation Plan Participation
                             Agreement, dated April 1, 1995 between Texoil,
                             Inc. and Ruben Medrano (filed herewith).

               10.9     -    1995 Stock Compensation Plan Participation
                             Agreement, dated April 1, 1995 between Texoil,
                             Inc. and Lynn W. Graves (filed herewith).

               10.10    -    1995 Stock Compensation Plan Participation
                             Agreement, dated April 1, 1995 between Texoil,
                             Inc. and Dennis A. Drake (filed herewith).

               10.11    -    1995 Stock Compensation Plan Participation
                             Agreement, dated August 1, 1995 between Texoil,
                             Inc. and Warren M. Shimmerlik (filed herewith).

         (b)   Report on Form 8-K

               A Form 8-K regarding the elections of Walter L. Williams as Chairman and Chief Executive Officer and John L. Graves as President and Chief Operating Officer was filed on July 10, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TEXOIL, INC.

Date: NOVEMBER 14, 1995            By: /s/ WALTER L. WILLIAMS
      -----------------                ------------------------
                                           Walter L. Williams
                                           Chairman and Chief Executive Officer