Form 10QSB
period 1996-03-31
TEXOIL INC /NV/
filed 1996-05-15
CIK 748856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,157,073 shares of common stock, $.01 par value, issued and outstanding at May 13, 1996.

Transitional Small Business Disclosure Format (check one):
YES [ ] NO [X]

                                  TEXOIL, INC.
                                TABLE OF CONTENTS

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

CONSOLIDATED FINANCIAL STATEMENTS:

      Consolidated Balance Sheet as of March 31, 1996....................   3
      Consolidated Statement of Income (Loss) and Retained Earnings
         (Deficit) for the three months ended March 31, 1996 and 1995....   4
      Consolidated Statement of Cash Flows for the three months
         ended March 31, 1996 and 1995...................................   5
      Notes to Consolidated Financial Statements.........................   6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS....................................   9

PART II.  OTHER INFORMATION..............................................  12

                                  TEXOIL, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                 MARCH 31,
                                                                                   1996
                                                                                -----------
                                 ASSETS
                                 ------
Current assets:
   Cash and cash equivalents ................................................   $    52,798
   Accounts receivable ......................................................       510,482
   Other current assets .....................................................        25,083
                                                                                -----------
        Total current assets 588,363 Property and equipment, at cost:
   Oil and gas properties, net (on the basis of full cost
    accounting) .............................................................     3,634,900

   Other equipment, net .....................................................         1,098

                                                                                $ 4,224,361

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities .................................   $ 1,030,174
   Note payable to bank .....................................................       261,000
   Notes payable to stockholders ............................................     1,162,500
   Preferred stock dividends payable ........................................        69,000
                                                                                -----------
      Total current liabilities .............................................     2,522,674

Other long-term liabilities .................................................       213,674
Stockholders' equity:
   Series A preferred stock, $.01 par; redeemable and convertible with liquidation preference of $100 per share plus cumulative accrued unpaid dividends at annual rate of $12 per share; 10,000,000 shares
      authorized; 23,000 shares issued and outstanding ......................     2,300,000
   Common stock, $.01 par; 50,000,000 shares authorized;
      4,157,073 shares issued and outstanding ...............................        41,571
   Additional paid-in capital ...............................................     4,615,935
   Deficit ..................................................................    (5,469,493)
                                                                                -----------
                                                                                  1,488,013

                                                                                $ 4,224,361

         The accompanying notes are an integral part of this statement.

                                  TEXOIL, INC.

     CONSOLIDATED STATEMENT OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)
                                   (unaudited)

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------
                                                       1995            1996
                                                    -----------     -----------
Revenues:
   Oil and gas sales ...........................    $   325,330     $   274,496
                                                    -----------     -----------
Costs and expenses:
   Lease operating expenses ....................         54,760          46,770
   Depreciation, depletion and amortization ....        172,545         141,019
   Production taxes ............................         18,212          25,180
   General and administrative expenses, net ....        208,899         152,963
Other (income) expenses:
   Interest expense ............................         32,603          39,832
   Interest income and other ...................           (657)           (384)
                                                    -----------     -----------
                                                        486,362         405,380
                                                    -----------     -----------

Net loss .......................................       (161,032)       (130,884)

Dividends on preferred stock ...................        (69,000)        (69,000)
                                                    -----------     -----------
Net loss applicable to common stock ............       (230,032)       (199,884)

Deficit at beginning of period .................     (4,267,194)     (5,269,609)
                                                    -----------     -----------

Deficit at end of period .......................    $(4,497,226)    $(5,469,493)
                                                    ===========     ===========

Net loss per share of common stock .............    $     (0.06)    $     (0.05)
                                                    ===========     ===========

Average number of shares outstanding ...........      4,058,643       4,146,475
                                                    ===========     ===========

         The accompanying notes are an integral part of this statement.

                                  TEXOIL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                           ------------------------------------
                                                                   1995        1996
                                                                ---------    ---------
Operating activities:
   Net loss .................................................   $(161,032)   $(130,884)
   Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
      Depreciation, depletion and amortization ..............     172,545      141,019
      Non-cash compensation expense .........................        --         28,860
      Decrease (increase) in accounts receivable ............      24,401      (84,456)
      Decrease in other current assets ......................      28,706       10,454
      Increase (decrease) in accounts payable ...............    (182,941)     352,103
      Increase in advances from joint
        interest owners .....................................      66,500         --
      Increase (decrease) in other long-term liabilities ....       2,708       (2,962)
                                                                ---------    ---------
          Net cash provided by (used in) operating activities     (49,113)     314,134
                                                                ---------    ---------

Investing activities:
   Capital expenditures .....................................    (170,129)    (232,750)
                                                                ---------    ---------
          Net cash used in investing activities .............    (170,129)    (232,750)
                                                                ---------    ---------

Financing activities:
   Proceeds from borrowings .................................     140,000      100,000
   Payments on borrowings ...................................     (25,000)     (62,000)
   Preferred stock dividends paid ...........................     (69,000)     (69,000)
                                                                ---------    ---------
          Net cash provided by (used in) financing activities      46,000      (31,000)
                                                                ---------    ---------
Net increase (decrease) in cash and cash
 equivalents ................................................    (173,242)      50,384
Cash and cash equivalents at beginning of period ............     200,790        2,414
                                                                ---------    ---------

Cash and cash equivalents at end of period ..................   $  27,548    $  52,798
                                                                =========    =========

         The accompanying notes are an integral part of this statement.

                                  TEXOIL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected in the accompanying unaudited financial statements. For further information regarding accounting policies, refer to the Company's audited financial statements for the years ended December 31, 1994 and 1995 included in its 1995 Annual Report on Form 10- KSB. The average number of shares outstanding reflected in the net loss per share of common stock for the three months ended March 31, 1996 gives effect to the 1995 Stock Compensation Plan (the "1995 Plan"), which provided for the issuance of shares of common stock to certain employees and consultants whose cash compensation was reduced by 30% effective April 1, 1995.

NOTE 2 - GOING CONCERN UNCERTAINTY AND MANAGEMENT PLANS:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses and cash flow and working capital deficits that raise substantial doubt about its ability to meet its current and future expenditure obligations necessary to fully evaluate and develop its oil and gas properties and to continue as a going concern. Accordingly, management has determined that the Company should seek additional debt and equity capital in order to meet its current working capital requirements and to fully pursue new exploration opportunities in accordance with its business plan. The Company has also undertaken both capital raising and possible merger efforts. The Company entered into a non-binding letter of intent to merge into Fortune Petroleum Corporation on April 17, 1996. Negotiations toward the execution of a definitive merger agreement were terminated by Texoil, Inc. on May 2, 1996 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Going Concern Uncertainty and Management's Plans"). In May 1996, four members of the Company's six member board of directors have lent approximately $1.1 million to the Company, the proceeds of which will be applied to pay trade and other accounts payable, repay the Company's loan from its bank, to pay the March 31, 1996 quarterly dividend on the Series A Preferred Stock, and to fund the Company's share of 3-D seismic survey costs on the Company's exploration prospects. It is expected that final documentation of the loans will be on substantially the following terms. The financing is structured as a 12% convertible promissory note (the "Note") in the principal amount of $1.1 million, and common stock purchase warrants entitling the individuals to purchase from the Company, for a period of five (5) years, 1,100,000 shares of Texoil, Inc. common stock at an exercise price of $1.3125 per share (the "Warrants"). The Note will mature 12 months following the date of the Note with interest payable monthly in arrears and prepayment rights at any time, subject to the right of the holder to convert the Note to common stock at $0.80 per share. The Note will be collateralized by a first priority security interest in all the Company's oil and gas reserves. It is anticipated that the Note and related documentation will also preclude the Company from incurring any additional indebtedness for borrowed money without the noteholder's consent. The exercise price of the Warrants and the conversion price of the Note is to be adjusted pro rata in the event of any common stock dividend, stock split, recapitalization or similar event and weighted-average adjusted in the event of any issuance of common stock (or common stock derivatives) at a price (or exercise or conversion price) per share less than the exercise price of the Warrants or the conversion price of the Note. The Company's unaudited consolidated financial statements do not reflect any adjustments that might result from this transaction.

The transaction described above provides sufficient funding for Texoil's share of 3-D seismic survey costs on its exploration prospects. However, if the 3-D seismic interpretation successfully leads to the recommendation to drill exploratory well(s), this transaction is not sufficient to meet the Company's share of land and drilling costs which are anticipated to be incurred commencing in the fourth quarter of 1996. The Company currently plans to sell an additional 10% working interest in the Greens Lake Prospect to an unaffiliated third party. Should the Company be unsuccessful in subsequently obtaining either a capital infusion or in completing a merger, management would further dispose of selected assets with the intent of generating sufficient funds to develop its remaining oil and gas properties and to support its existing operations through December 31, 1996. The Company would, however, in that instance be required to significantly reduce its proposed level of investment in new exploration opportunities as well as to take measures to address its working capital deficit. There can be no assurance, however, that the Company would either generate sufficient funds from the sale of selected assets or be successful in addressing its working capital deficit.

NOTE 3 - NOTES PAYABLE:

Indebtedness at March 31, 1996 includes $261,000 outstanding under a revolving credit/term loan agreement with a bank dated December 31, 1994 bearing interest at a rate of 1 1/4% above the bank's prime rate (8.25% at March 31, 1996), and $1,162,500 outstanding under promissory notes due to four of the Company's stockholders bearing interest at 2% above the bank's prime rate.

The borrowing base of the credit/term loan was established at $575,000 in December 1994 and was to decline to $95,000 and $0 at December 1996 and 1997, respectively. The credit/term loan was subsequently paid off on May 6, 1996 from the proceeds of a cash infusion by four of the Company's six directors (see Note
2). The revolving credit/term loan agreement had previously been secured by substantially all of the Company's producing oil and gas properties, been guaranteed by a member of the Company's board of directors, and contained certain financial covenants related to maintenance of working capital (current assets, plus unevaluated property costs anticipated to be recovered currently, must exceed current liabilities) and stockholders' equity (at least $2,300,000). The Company was not in compliance with such covenants as of March 31, 1996 and had requested and received a waiver from the bank with respect to these covenants through the earlier of the filing date of its first quarter 10-QSB or May 31, 1996. Accordingly, the outstanding balance due at March 31, 1996, prior to pay-off of the credit/term loan, has been classified as current in the accompanying unaudited consolidated balance sheet.

The notes payable to stockholders represent the unpaid portion of borrowings aggregating $2,187,500 that the Company made from a total of nine individuals (five of whom are stockholders) during 1993, 1994, 1995 and 1996 in order to finance its working capital needs. In accordance with the terms of the underlying loan agreements, $800,000 of such borrowings was repaid upon closing of the public offering in June 1994 and $225,000 was repaid by the due date, resulting in a balance of $1,162,500 at March 31, 1996. Of such amount, the noteholders of all but $12,500 (which was repaid on April 1, 1996) agreed to extend the maturity of their notes to the earlier of the date of execution by the Company of any letter of intent to merge the Company with another party, or effective control of the Company changes to another party, or June 1, 1996. Management anticipates that additional extensions of maturity will be obtained from the noteholders.

The Series A Preferred Stock is convertible into common stock at any time with the number of shares issuable determined by dividing the liquidation value of the surrendered preferred stock by $3.00, being the price attributable to one share of common stock in the Company's "unit" public offering in the second quarter of 1994. Series A Preferred Stock dividends of $3.00 per share for the quarter ending March 31, 1996 have been declared and paid.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1995 COMPARED
TO THREE MONTHS ENDED MARCH 31, 1996

Texoil recorded net losses of $161,032 and $130,884 in the three month periods ended March 31, 1995 and 1996, respectively. The reduction in the Company's comparative net losses resulted from the following factors:

                                                             Decrease (increase)
                                                                  IN NET LOSS
                                                             -------------------
Decrease in oil and gas production
 income (revenues less lease operating
 expenses and production taxes) .............................      $(49,812)

Decrease in depreciation, depletion and
 amortization expense .......................................        31,526

Decrease in net general and
 administrative expenses ....................................        55,936

Other, net ..................................................        (7,502)
                                                                   --------
                                                                   $ 30,148
                                                                   --------

The decrease in oil and gas production income is primarily attributable to a 45% decrease in production volumes occurring primarily at the Company's Main Pass Block 3 Field, where two wells that previously produced are currently shut-in pending further evaluation, and at the non-operated S. W. Lake Boeuf Field, where natural decline in the Ariel No. 1 Well production is taking effect. This was partially offset by an 11% increase and a 150% increase, respectively, in the average oil and gas prices experienced during the first quarter of 1996.

The decrease in depreciation, depletion and amortization ("DD&A") expense was due largely to the decrease in oil and gas production volumes noted above. However, the decrease in the DD&A expense was somewhat offset by an increase in the DD&A rate. For the three months ended March 31, 1996, the Company's DD&A rate was $10.77 per barrel of oil equivalent ("BOE") compared to $7.60 per BOE in the first quarter of 1995. The increased DD&A rates in the first quarter of 1996 reflect relatively higher cost additions associated with an as yet unsuccessful workover attempt on the S.L. 12503 No. 1 Well at the Main Pass Block 3 Area, and with a dry hole drilled on the Company's Buras Landing Prospect in the second and third quarters of 1995.

The decrease in net general and administrative expenses was due primarily to reductions in salary due to a reduction in the number of employees subsequent to March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLANS. The Company has suffered recurring operating losses and cash flow and working capital deficits that raise substantial doubt about its ability to continue as a going concern. The board of directors, acting on January 31, 1996, formed a special committee of its board of directors charged with seeking out and considering significant transactions to maximize shareholder value, including mergers and/or an equity infusion of capital. Further, the board, acting on or about February 22, 1996, engaged the services of Southcoast Capital Corporation to provide financial advisory services in connection with the solicitation of possible financial transactions, mergers and or acquisitions. Southcoast Capital contacted over twenty industry participants on behalf of the Company and has completed its engagement.

On April 17, 1996, Texoil, Inc. entered into a non-binding letter of intent to merge the Company into Fortune Petroleum Corporation ("Fortune"). The terms of the transaction, subsequently terminated as described below, called for Texoil shareholders to receive one share of Fortune common stock for every 3.2 Texoil, Inc. shares, up to a maximum of 1,845,000 Fortune common shares. The Company's preferred shareholders would have exchanged their preferred shares for Texoil common shares prior to the merger and been part of the transaction. Approximately $1.1 million of debt owed to certain Texoil shareholders would have also been converted to Fortune common shares. In addition, Fortune had agreed to lend to Texoil on a secured basis the Company's share of the 3-D seismic costs on Texoil's three large exploration prospects, estimated at approximately $1 million over a six month period. Subsequently, merger negotiations with Fortune were terminated after the deadline for negotiations and execution of a merger agreement between Fortune and Texoil expired at 5 p.m. May 2, 1996. The Fortune letter of intent also provided for the payment of liquidated damages in the amount of $50,000 if the board of directors of either party failed to approve the merger transaction on the terms substantially as set forth in the letter of intent. Each party has claimed that the other owes the liquidated damages payment and settlement negotiations have been initiated. Management cannot predict the outcome of this dispute.

In May 1996, four members of the Company's six member board of directors have lent approximately $1.1 million to the Company, the proceeds of which will be applied to pay trade and other accounts payable, repay the Company's loan from its bank, to pay the March 31, 1996 quarterly dividend on the Series A Preferred Stock, and to fund the Company's share of 3-D seismic survey costs on the Company's exploration prospects. While execution of the contracts defining this transaction is presently pending, it is expected that final documentation of the loans will be on substantially the following terms. The financing is structured as a 12% convertible promissory note (the "Note") in the principal amount of $1.1 million, and common stock purchase warrants entitling the individuals to purchase from the Company, for a period of five (5) years, 1,100,000 shares of Texoil, Inc. common stock at an exercise price of $1.3125 per share (the "Warrants"). The Note will mature 12 months following the date of the Note with interest payable monthly in arrears and prepayment rights at any time, subject to the right of the holder to convert the Note to common stock at $0.80 per share. The Note will be collateralized by a first priority security interest in all the Company's oil and gas reserves. It is anticipated that the Note and related documentation will also preclude the Company from incurring any additional indebtedness for borrowed money without the noteholder's consent. The exercise price of the Warrants and the conversion price of the Note is to be adjusted pro rata in the event of any common stock dividend, stock split, recapitalization or similar event and weighted-average adjusted in the event of any issuance of common stock (or common stock derivatives) at a price (or exercise or conversion price) per share less than the exercise price of the Warrants or the conversion price of the Note. The Company's unaudited consolidated financial statements do not reflect any adjustments that might result from this transaction.

The transaction described above provides sufficient funding for Texoil's share of 3-D seismic survey costs on its exploratory prospects. However, if the 3-D seismic interpretation successfully leads to the recommendation to drill exploratory well(s), this transaction is not sufficient to meet the

Company's share of land and drilling costs which are anticipated to be incurred commencing in the fourth quarter of 1996. The Company currently plans to sell an additional 10% working interest in the Greens Lake Prospect to an unaffiliated third party. Should the Company be unsuccessful in subsequently obtaining either a capital infusion or in completing a merger, management would further dispose of selected assets with the intent of generating sufficient funds to develop its remaining oil and gas properties and to support its existing operations through December 31, 1996. The Company would, however, in that instance be required to significantly reduce its proposed level of investment in new exploration opportunities as well as to take measures to address its working capital deficit. There can be no assurance, however, that the Company would either generate sufficient funds from the sale of selected assets or be successful in addressing its working capital deficit.

CASH FLOW FROM OPERATIONS. Texoil's net cash flow from operations resulted in a deficit of $49,113 and a surplus of $314,134 for the three month periods ended March 31, 1995 and 1996, respectively. The change in the Company's operating cash flow in the first quarter of 1996 primarily reflects the accumulation of vendor payables as a result of limited working capital after the payment of required capital expenditures. The accumulated vendor payables as of March 31, 1996 were subsequently paid with proceeds from the May 1996 financing described above (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Going Concern Uncertainty and Management's Plans" and "Notes to Colsolidated Financial Statements"). The Company expects general and administrative expenses to generally decrease during the remainder of 1996, in part due to a further reduction in the number of employees.

CASH FLOW FROM FINANCING. Texoil had a revolving credit/term loan agreement with First Interstate Bank of Texas, N.A. ("FIBOT") amounting to $261,000 at March 31, 1996 which was paid off on May 6, 1996. The revolving credit/term loan agreement, dated December 31, 1994, provided for interest on borrowings at a rate of 1 1/4% above FIBOT's prime rate and was secured by substantially all of Texoil's oil and gas producing properties. The revolving credit/term loan agreement contained certain financial covenants related to maintenance of working capital (current assets, plus unevaluated property costs anticipated to be recovered currently, must exceed current liabilities) and stockholders' equity (at least $2,300,000). The Company was not in compliance with such covenants as of March 31, 1996 and a waiver was obtained from FIBOT with respect to these covenants until the earlier of the filing date of this 10-QSB or May 31, 1996. As a requirement for providing this waiver, a major shareholder and director, T. W. Hoehn, Jr., had personally guaranteed the repayment of the balance of the loan.

On April 2, 1993, the Board of Directors authorized the Company to incur additional, short-term borrowings from a combination of its chairman, other stockholders and unrelated private investors. As of March 31, 1994, the Company had borrowed $1,837,500 from these persons in order to finance the Company's working capital needs prior to completion of the Public Offering in June 1994. As approved by the Board of Directors, interest has been paid on such outstanding borrowings at a rate of 2% per annum over FIBOT's prime rate (8.25% at March 31, 1996). As an incentive for the Company's chairman, the other stockholders and the private investors to enter into these loan arrangements, the Company issued such individuals warrants to purchase 154,375 shares of the Company's common stock (exercisable through May 26, 1996) at an exercise price equal to the per share Public Offering price attributable to one share of common stock included in the public "unit" offering, being $3.00 per share. In accordance with the terms of the underlying loan agreements, $800,000 of such borrowings was repaid subsequent to closing of the Public Offering in June 1994, an additional $200,000 was repaid by the due date, resulting in a balance of $837,500 as of December 31, 1994. Net borrowings of an additional $325,000 were made under the bridge loan program during 1995 and during the first quarter of 1996 (without issuance of additional common stock purchase warrants). Of the noteholders who were owed the aggregate balance outstanding of

$1,162,500 at March 31, 1996, noteholders of all but $12,500 (which was repaid at April 1, 1996) have agreed to extend the maturity of their notes to the earlier of the date of execution by the Company of any letter of intent to merge the Company with another party, or effective control of the Company changes to another party, or June 1, 1996.

Subsequent to March 31, 1996, the Company received cash of $1.1 million associated with the financing provided by four members of the board of directors described above (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Going Concern Uncertainty and Management's Plans" and "Notes to Financial Statements").

The Series A Preferred Stock is convertible into common stock at any time with the number of shares issuable determined by dividing the liquidation value of the surrendered preferred stock by $3.00, being the price attributable to one share of common stock in the Company's "unit" public offering in the second quarter of 1994. Series A Preferred Stock dividends of $3.00 per share for the quarter ending March 31, 1996 have been declared and paid.

CAPITAL EXPENDITURES. Texoil's net capital expenditures totaled $170,129 and $232,750 in the three month periods ended March 31, 1995 and 1996, respectively. The latter amount is comprised primarily of costs incurred in an as yet unsuccessful workover attempt at the Company's Main Pass Block 3 Area, leasehold costs on Texoil's 3-D seismic exploration prospects, and capitalized general and administrative costs.

FUTURE CAPITAL REQUIREMENTS. In addition to the $1.1 million financing provided by four members of the board of directors in May 1996, described above, an additional capital infusion of at least $2 million (or other financing or transactional arrangements as discussed above under "- Going Concern Uncertainty and Management Plans") will be required in order for Texoil to make anticipated further capital expenditures during 1996 relating to its participation in a series of exploration prospects in South Louisiana and Texas. In order to reduce future capital requirements, the Company currently plans to sell an additional 10% working interest in the Greens Lake Prospect to an unaffiliated third party.


PART II.          OTHER INFORMATION

Item 1 -    Legal Proceedings - None

Item 2 -    Changes in Securities - None

Item 3 -    Defaults upon Senior Securities - None

Item 4 -    Submission of Matters to a Vote of Security Holders - None

Item 5 -    Other Information

            As described in Management's Discussion & Analysis of Financial Condition and Results of Operations, on May 2, 1996, the Company terminated the negotiations to merge the Company into Fortune Petroleum Corporation.

            Effective May 1, 1996, the Company received the resignations of Walter L. Williams, Chairman of the Board and Chief Executive Officer of the Company and John L. Graves, President and Chief Operating Officer of the Company. Mr. Williams and Mr. Graves will continue to serve as two of the six members of Texoil's Board of Directors. Mr. Williams received ninety (90) days severance pay. Mr. Graves received sixty (60) days severance pay. Mr. Williams will continue to assist the Company in a non-managerial capacity during a transition period. Mr. Graves is providing consulting services to the Company on selected land and public reporting matters during a transition period. Execution of a contract defining this consulting arrangement is presently pending. A successor to Mr. Williams has not been named. Ruben Medrano, the Company's former Vice President - Operations, succeeded Mr. Graves as President. Mr. T. W. Hoehn, Jr., a member of the board of directors and who, with Mr. Williams, co-founded the Company, has been elected to an unpaid position as Vice President of the Company.

Item 6 -    Exhibits and Reports on Form 8-K

            (a)   Exhibits - None

            (b)   Reports on Form 8-K

            1. Report on Form 8-K, dated February 5, 1996, reporting the board of directors' decision to seek "significant transactions," including equity financing, merger and/or asset sale transactions.

            2. Report on Form 8-K, dated April 17, 1996, reporting the execution of a non-binding letter of intent to merge the Company into Fortune Petroleum Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             TEXOIL, INC.


Date:      MAY 15, 1996                      By: /s/ RUBEN MEDRANO
           ------------                              -------------------
                                                     Ruben Medrano
                                                     President