Form 10QSB
period 1996-06-30
TEXOIL INC /NV/
filed 1996-08-14
CIK 748856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,157,073 shares of common stock, $.01 par value, issued and outstanding at August 13, 1996.

Transitional Small Business Disclosure Format (check one):
YES  [ ]    NO  [X]

                                       1


                                  TEXOIL, INC.
                                TABLE OF CONTENTS

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheet as of June 30, 1996........................    3
     Consolidated Statement of Income (Loss) and Retained Earnings
        (Deficit) for the six months ended June 30, 1996 and 1995..........    4
     Consolidated Statement of Cash Flows for the six months
        ended June 30, 1996 and 1995......................................     5
     Notes to Consolidated Financial Statements...........................     6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.....................................     9

PART II.  OTHER INFORMATION...............................................    12

                                       2

                                  TEXOIL, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                   JUNE 30,
                                                                                     1996

                          ASSETS
Current assets:
   Cash and cash equivalents                                                     $     221,214
   Accounts receivable                                                               1,172,922
   Other current assets                                                                101,658
                                                                                 -------------
       Total current assets 1,495,794 Property and equipment, at cost:
   Oil and gas properties, net (on the basis of full cost
    accounting)                                                                      3,916,701

   Other equipment, net                                                                  1,472

                                                                                 $   5,413,967

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                                      $   1,589,054
   Note payable to bank
   Notes payable to stockholders                                                     2,200,000
   Preferred stock dividends payable                                                    69,000
                                                                                 -------------
     Total current liabilities                                                       3,858,054

Other long-term liabilities                                                            211,410
Stockholders' equity:
   Series A preferred stock, $.01 par; redeemable and convertible with liquidation preference of $100 per share plus cumulative accrued unpaid dividends at annual rate of $12 per share; 10,000,000 shares
     authorized; 23,000 shares issued and outstanding                                2,300,000
   Common stock, $.01 par; 50,000,000 shares authorized;
     4,157,073 shares issued and outstanding                                            41,571
   Additional paid-in capital                                                        4,615,935
   Deficit                                                                          (5,613,003)
                                                                                 -------------
                                                                                     1,344,503

                                                                                 $   5,413,967

         The accompanying notes are an integral part of this statement.

                                  Page 3 of 15

                                  TEXOIL, INC.
     CONSOLIDATED STATEMENT OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)
                                   (unaudited)

                                                         FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                            ENDED JUNE 30,             ENDED JUNE 30,
                                                           1995         1996          1995         1996
                                                        ----------------------   -------------------------
Revenues:
   Oil and gas sales                                    $  256,798  $  240,656    $  582,128   $   515,152
                                                        ----------  ----------    ----------   -----------
Costs and expenses:
   Lease operating expenses                                 81,294      43,719       136,054        90,489
   Depreciation, depletion and amortization                123,055     119,423       295,600       260,511
   Production taxes                                          9,120      18,895        27,332        44,075
   General and administrative expenses, net                207,049     105,746       415,948       258,640
Other (income) expenses:
   Interest expense                                         35,560      27,489        68,163        67,321
   Interest income and other                                (3,276)       (106)       (3,933)         (490)
                                                        ----------  ----------    ----------   -----------
                                                           452,802     315,166       939,164       720,546
                                                        ----------  ----------    ----------   -----------
Loss before income taxes                                  (196,004)    (74,510)     (357,036)     (205,394)
Provision for income taxes                                       -           -             -            -
                                                        ----------  ----------    ----------   -----------
Net loss                                                  (196,004)    (74,510)     (357,036)     (205,394)
Dividends on preferred stock                               (69,000)    (69,000)     (138,000)     (138,000)
                                                        ----------  ----------    ----------   -----------
Net loss applicable to common stock                       (265,004)   (143,510)     (495,036)     (343,394)

Retained earnings (deficit), beginning of period        (4,497,226) $(5,469,493)  (4,267,194)   (5,269,609)
                                                        ----------   ----------   ----------   -----------

Retained earnings (deficit), end of period              $(4,762,230)$(5,613,003)  $(4,762,230) $(5,613,003)
                                                        =========== ============  ===========  ===========

Net loss per share of common stock                      $    (0.06) $    (0.03)   $    (0.12)  $     (0.08)
                                                        ==========  ==========    ==========   ===========

Average number of shares outstanding                     4,058,648   4,157,073     4,058,648     4,151,774
                                                        ==========  ==========    ==========   ===========

                                  Page 4 of 15

                                  TEXOIL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                               1995               1996
                                                            -----------      -----------
Operating activities:
   Net loss                                                 $  (357,036)     $  (205,394)
   Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
     Depreciation, depletion and amortization                   295,600          260,511
     Non-cash compensation expense                                    -           28,860
     Decrease (increase) in accounts receivable                (114,909)        (746,896)
     Decrease (increase) in other current assets                 35,685          (66,121)
     Increase (decrease) in accounts payable                    (51,112)         910,987
     Increase in advances from joint
       interest owners                                          173,150               -
     Increase (decrease) in other long-term liabilities          10,921         (100,225)
         Net cash provided by (used in) operating activities     (7,701)          81,722
                                                            -----------      -----------

Investing activities:
   Capital expenditures                                        (429,789)        (634,422)
   Proceeds from sales of prospects                             172,500                0
                                                            -----------      -----------
         Net cash used in investing activities                 (257,289)        (634,422)
                                                            -----------      -----------

Financing activities:
   Proceeds from borrowings                                     239,000        1,137,500
   Payments on borrowings                                       (25,000)        (228,000)
   Preferred stock dividends paid                              (138,000)        (138,000)
                                                            -----------      -----------
         Net cash provided by (used in) financing activities     76,000          771,500
                                                            -----------      -----------
Net increase (decrease) in cash and cash
 equivalents                                                   (188,990)         218,800
Cash and cash equivalents at beginning of period                200,790            2,414
                                                            -----------      -----------

Cash and cash equivalents at end of period                  $    11,880      $   221,214
                                                            ===========      ===========

                                  Page 5 of 15

                                         TEXOIL, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (unaudited)


NOTE 1 - ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected in the accompanying unaudited financial statements. For further information regarding accounting policies, refer to the Company's audited financial statements for the years ended December 31, 1994 and 1995 included in its 1995 Annual Report on Form 10-KSB. The average number of shares outstanding reflected in the net loss per share of common stock for the six months ended June 30, 1996 gives effect to the 1995 Stock Compensation Plan (the "1995 Plan"), which provided for the issuance of shares of common stock to certain employees and consultants whose cash compensation was reduced by 30% effective April 1, 1995.

NOTE 2 - GOING CONCERN UNCERTAINTY AND MANAGEMENT PLANS:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses and cash flow and working capital deficits that raise substantial doubt about its ability to meet its current and future expenditure obligations necessary to fully evaluate and develop its oil and gas properties and to continue as a going concern. Accordingly, management determined that the Company should seek additional debt and/or equity capital in order to meet its current working capital requirements and to fully pursue new exploration opportunities in accordance with its business plan.

In May 1996, four members of the Company's six member board of directors ("Noteholders") loaned $1,100,000 (the "May Notes") to the Company, the proceeds of which were applied to pay trade and other accounts payable, repay the Company's loan from its bank, to pay the March 31, 1996 quarterly dividend on the Series A Preferred Stock, and to fund the Company's share of 3-D seismic survey costs on the Company's exploration prospects. The May Notes are structured as 12% convertible promissory notes in the original principal amount of $1,100,000, and common stock purchase warrants entitling the Noteholders to purchase from the Company, for a period of five (5) years, 1,100,000 shares of Texoil, Inc. common stock at an exercise price of $1.3125 per share (the "Warrants"). The May Notes have a 12 month maturity with interest payable monthly in arrears and prepayment rights at any time, subject to the right of the Noteholders to convert the outstanding debt under the May Notes into Texoil, Inc. common stock at $0.80 per share. The May Notes were collateralized by a first priority security interest in all the Company's oil and gas reserves of the Company and the Company's wholly-owned operating subsidiary, Texoil Company.

Recognizing that the net proceeds from the May Notes were insufficient to fund the Company's share of anticipated land, drilling and completion costs in the event that the 3-D seismic interpretation successfully results in recommendations to drill exploratory well(s), the Company continued to undertake additional capital raising efforts and subsequently entered into a commitment letter with Resource Investors Management Company ("RIMCO") to finance future costs of its exploration program (see Note 4 - Subsequent Events).

NOTE 3 - NOTES PAYABLE:

Indebtedness at June 30, 1996, totalling $2,200,000, includes $1,100,000 outstanding under promissory notes ("Bridge Notes") due to two of the Company's stockholders bearing interest at 2% above prime rate and $1,100,000 outstanding under the May Notes. These notes have been classified as current in the accompanying interim financial statements.

The $1,100,000 Bridge Notes represent the unpaid portion of borrowings aggregating $2,237,500 from a total of nine individuals (five of whom are stockholders) during 1993, 1994, 1995 and 1996 in order to finance its working capital needs. In accordance with the terms of the underlying Bridge Notes. $800,000 was repaid upon closing of the Company's public offering in June 1994 and $337,500 was repaid by the due date, resulting in a balance of $1,100,000 at June 30, 1996. The lenders agreed to extend the maturity of their notes to the earlier of the date of execution by the Company of any letter of intent to merge the Company with another party, or effective control of the Company changes to another party, or September 1, 1996. One of the two remaining lenders was repaid $100,000 on July 10, 1996. Management anticipates that additional extensions of maturity will be obtained from the remaining lender.

The May Notes totalling $1,100,000 are 12% convertible promissory notes maturing in May, 1997. At the option of the Noteholders all or any part of the May Notes may be converted at any time into shares of the Company's common stock at a price of $0.80 per share. The Noteholders also received Warrants to purchase from the Company, for a period of five (5) years, 1,100,000 shares of common stock at an exercise price of $1.3125 per share. The May Notes were collateralized by a first priority security interest in certain of the Company's oil and gas reserves of the Company and of its wholly owner operating subsidiary, Texoil Company. As discussed in Note 4-Subsequent Events, the Noteholders have agreed to restructure the May Notes whereby the Warrants will be eliminated and the collateral will be assigned to RIMCO upon closing of the RIMCO financing.

On May 6, 1996, the Company's $240,000 outstanding credit/term loan with a bank was repaid.

NOTE 4 - SUBSEQUENT EVENTS:

On August 1, 1996, the Company received a commitment from Resource Investors Management Company ("RIMCO") to provide up to $8,000,000 in two separate financings to fund the Company's 3-D seismic exploration program. The first financing, in the form of Senior Secured Convertible General Obligation Notes issued by the Company in the maximum amount of $3,000,000 (Convertible Notes) will be used primarily to fund leasehold, drilling and completion costs for the Company's Greens Lake and Raceland prospects on which 3-D seismic data acquisition is nearing completion. The second financing, in the form of Senior Secured General Obligation Notes (the "Senior Notes") issued by the Company in the maximum amount of $5,000,000 will be used primarily to fund future leasehold, drilling and completion costs for the Laurel Grove Prospect, subsequent wells in the Greens Lake and Raceland Prospects, and up-front land and other costs associated with new 3-D seismic projects. These financings by RIMCO compliment that $1,100,000 financing previously announced by the Company in May, 1996 (the "May Notes") by four members of the Company's Board of Directors ("Noteholders") which was used to fund the Company's share of 3-D seismic data acquisition costs and for general corporate purposes.

The Company may borrow under the Convertible Notes for a period of one year after the closing date and the Convertible notes will mature three years after the closing date. Amounts advanced under the Convertible Notes will accrue interest at a fixed, annual rate of 10%. Interest will be payable at maturity. The Convertible Notes are convertible, in whole or in part, into the Company's Common Stock at a per share price equal to $.80 (which is subject to adjustment). The Company has the right to require RIMCO to convert the debt under the Convertible Notes into the Company's Common Stock on certain terms and conditions. After $2,800,000 in principal has been advanced under the Convertible Notes, the Company may borrow under the Senior Notes for a period of three years after the closing date and the Senior Notes will mature six years after the closing date. Amounts advanced under the Senior Notes will accrue interest at a fixed, annual rate of 10%. Interest and principal on the Senior Notes will be paid monthly from certain revenues generated by the assets pledged to RIMCO to secure the Senior Notes. Advances under the Senior Notes for future drilling and completion costs will be contingent upon the Company maintaining an agreed upon borrowing base.

The Convertible Notes and the Senior Notes will each be secured by all of the existing and future oil and gas assets of the Company and its operating subsidiary, Texoil Company. In addition, RIMCO will receive an assignment of a 1.0% of 8/8ths overriding royalty interest, proportionately reduced to the interest of the Company or Texoil Company, in all wells drilled and/or completed with proceeds from the Senior Notes

The Noteholders have agreed to restructure the May Notes upon the closing of the RIMCO financing so that their warrants to purchase 1,100,000 shares of the Company's Common Stock will be eliminated and all collateral which secures the May Notes will be released or assigned to RIMCO. Other elements of the Company's overall corporate debt will also be restructured pending final loan documentation. Upon closing of the RIMCO financings, neither the Convertible Notes, the Senior Notes, nor the May Notes will require the Company to issue any warrants.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" for each cost center (generally defined as a country). Oil and gas properties in the pool are depleted and charged to operations using the unit of production method based on the ratio of current production to total proved recoverable oil and natural gas reserves. Under the full cost method, to the extent that capitalized costs (net of depreciation, depletion and amortization) exceed the future net revenues of estimated proved oil and natural gas reserves on an after-tax basis, such excess costs are charged to operations as additional depreciation, depletion and amortization expense. Certain costs associated with the acquisition and evaluation of unproved properties may, however, be excluded from amortization until it is determined whether or not proved reserves can be assigned to the properties.

At June 30, 1996, the Company's estimated discounted future net revenues from estimated proved reserves on an after-tax basis approximate the net capitalized costs in the Company's full cost pool. So long as this condition continues, any excess of the company's full cost pool over the discounted future net revenues from proved reserves on an after-tax basis may result in charges to the Company's operations. Such excesses could result from writedowns of proved reserve quantities or declines in oil and gas prices. Certain events and conditions that may cause such charges cannot be reasonably predicted by the Company. Once incurred, a writedown of oil and gas properties cannot be reversed at a later date even if reserve quantities are subsequently increased or oil and gas prices subsequently rise.

On May 31, 1996, the Company elected to receive a proportionately reduced 2.5% overriding royalty interest ("ORRI") on the Texas Meridian Resources Corporation ("TMR") new discovery in the East Cameron 3-D Prospect in Cameron Parish, Louisiana. The discovery well, C.F. Henry No. 1-27 achieved a rate of 1,766 barrels of oil per day plus 664 thousand cubic feet of gas per day on an 11/64" choke with a flowing tubing pressure of 6,452 psig. A small portion of the acreage in which the Company has the right to participate with TMR is being considered for inclusion in a producing unit for the Abbeville reservoir, which was found productive in the TMR, C.F. Henry No. 1-27 discovery well and the subsequently drilled C.F. Henry No. 2 development well. The extent of inclusion of the Company's participation rights will be determined at a hearing conducted by the Louisiana Office of Conservation in Baton Rouge and its ORRI participation will be adjusted proportionately. Accordingly, the Company is unable to predict with certainty the possible addition of reserves that may result from its non-operated participation with Texas Meridian Resources Corporation ("TMR") in the South Louisiana prospects it sold to TMR in an agreement dated December 31, 1992.


RESULTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE MONTHS AND SIX
 MONTHS ENDED JUNE 30, 1996

The Company recorded net losses of $196,004 and $74,510 in the three months ended June 30, 1995 and 1996, respectively. Such amounts are included in net losses of $357,036 and $205,394 in the six month periods ended June 30, 1995 and 1996, respectively. The reductions in these comparative net losses resulted from the following factors:

                                  Page 9 of 15

                                                               DECREASE IN NET LOSS
                                                      Three months ended    Six months ended
                                                         JUNE 30, 1996        JUNE 30, 1996
                                                           ----------           ----------
        Increase (Decrease) in oil and gas production
         income (revenues less lease operating
         expenses and production taxes)                    $   11,658           $  (38,154)

        Decrease in depreciation, depletion and
         amortization expense                                   3,632               35,089

        Decrease in net general and
         administrative expenses                              101,303              157,308

        Decrease (Increase) in other, net                       4,901               (2,601)
                                                           ----------           ----------

                                                           $  121,494           $  151,642
                                                           ==========           ==========

The increase in oil and gas production income in the three month period ended June 30, 1996 is primarily attributable to a decrease in lease operating expenses effected by the shutting-in of the S.L. 12789 No.1 and the S.L. 12503 No.1 in the Main Pass Block 3 field and by having plugged and abandoned the Murrell No.1 in the Dorcyville field. Both of these are among the areas where the Company's lease operating expenses are high. The $38,154 decrease in oil and gas production income for the six month periods ended June 30, 1996 is primarily attributable to the $49,000 decrease that occurred in the first three months of 1996 compared to the first three months of 1995. That decrease was primarily attributable to the decrease in production volumes occurring primarily in the Main Pass Block 3 field and at the non-operated S.W. Lake Beouf field, where natural decline in the Ariel No. 1 well production is taking effect. The production tax increases in the three and six months periods ended June 30, 1996, are due to the reinstatement of taxes, as provided for in Act No. 2 of Louisiana statutory taxation, after the Ariel No. 1 well achieved payout.

The decreases in depreciation, depletion and amortization ("DD&A") expense were due to the decreases in oil and gas production volumes largely resulting from the shutting-in of the Main Pass Block 3 field wells. Partially offsetting the effect of lower production volumes were increases in the Company's DD&A rates from $8.22 per barrel of oil equivalent ("BOE") in the three months and six months ended June 30, 1995 to $10.73 per BOE in the three months and six month periods ended June 30, 1996. The increased DD&A rates in 1996 reflect relatively higher cost additions associated with a dry hole drilled on the Company's Buras Landing Prospect in the second and third quarters of 1995 and workover costs on the S.L. 12503 No.1 in the Main Pass Block 3 field.

The decreases in net general and administrative expenses in both 1996 periods are comprised primarily of (i) salary reductions due to a reduction in the number of employees subsequent to March 31, 1995, (ii) the 30% salary reductions implemented with the 1995 Stock Compensation Plan effective April 1, 1995 and
(iii) $64,000 of overhead reimbursement paid to the Company during the first half of 1996 by its partners in the Raceland Prospect which were partially offset by (iv) a $33,000 increase in fees associated with corporate capitalization efforts.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLANS. The Company has suffered recurring operating losses and cash flow and working capital deficits that raise substantial doubt about its ability to meet its current and future expenditure obligations necessary to fully evaluate and develop its oil and gas properties and to continue as a going concern. Accordingly, management determined that the Company should seek additional debt and/or equity capital in order to meet its current working capital requirements and to fully pursue new exploration opportunities in accordance with its business plan.

On April 17, 1996, the Company entered into a non-binding letter of intent to merge into Fortune Petroleum Corporation ("Fortune"). The transaction was subsequently terminated. The letter of intent provided for payment of liquidated damages in the amount of $50,000 if the board of directors of either party failed to approve the merger transaction on the terms substantially as set forth in the letter of intent. Each party claimed that the other owed the liquidated damages payment and settlement negotiations were initiated. In consideration for the sum of $35,000 paid by Texoil to Fortune, Texoil and Fortune entered into a Mutual Release and Settlement Agreement on July 30, 1996.

CASH FLOW FROM OPERATIONS. Texoil's net cash flow from operations resulted in a deficit of $7,701 and a surplus of $81,722 for the six month periods ended June 30, 1995 and 1996, respectively. The change in the Company's operating cash flow in the first six months of 1996 is primarily due to a reduction in net loss due to a reduction in net general and administrative expenses and also to a decrease in the Company's long-term liabilities when the bank loan was repaid. Lease operating expenses were also lower in 1996. These improvements were partially offset by lower oil and gas sales in 1996.

CASH FLOW FROM FINANCING. In May 1996, four members of the Company's six member board of directors ("Noteholders") loaned $1,100,000 (the "May Notes") to the Company, the proceeds of which were applied to pay trade and other accounts payable, repay the Company's loan from its bank, to pay the March 31, 1996 quarterly dividend on the Series A Preferred Stock, and to fund the Company's share of 3-D seismic survey costs on the Company's exploration prospects. The May Notes are structured as 12% convertible promissory notes in the principal amount totalling $1,100,000, and common stock purchase warrants entitling the Noteholders to purchase from the Company, for a period of five (5) years, 1,100,000 shares of Texoil, Inc. common stock at an exercise price of $1.3125 per share (the "Warrants"). The May Notes have a 12 month maturity with interest payable monthly in arrears and prepayment rights at any time, subject to the right of the Noteholders to convert to common stock at $0.80 per share. The May Notes were collateralized by a first priority security interest in all the Company's oil and gas reserves.

Recognizing that the net proceeds from the May Notes were insufficient to fund the Company's share of anticipated land, drilling and completion costs in the event that the 3-D seismic interpretation successfully results in recommendations to drill exploratory well(s), the Company continued to undertake additional capital raising efforts and subsequently entered into a commitment letter with Resource Investors Management Company ("RIMCO") to finance future costs of its exploration program.

On August 1, 1996, the Company received a commitment from Resource Investors Management Company ("RIMCO") to provide up to $8,000,000 in two separate financings to fund the Company's 3-D seismic exploration program. The first financing, in the form of Senior Secured Convertible General Obligation Notes issued by the Company in the maximum amount of $3,000,000 (Convertible Notes) will be used primarily to fund leasehold, drilling and completion costs for the Company's Greens Lake and Raceland prospects on which 3-D seismic data acquisition is nearing completion. The second financing, in the form of Senior Secured General Obligation Notes (the "Senior Notes") issued by the Company in the maximum amount of $5,000,000 will be used primarily to fund future leasehold, drilling and completion costs for the Laurel Grove Prospect, subsequent wells in the Greens Lake and Raceland Prospects, and up-front land and other costs associated with new 3-D seismic projects. These financings by RIMCO compliment that $1,100,000 financing previously announced by the Company in May, 1996 (the "May Notes") by four members of the Company's Board of Directors ("Noteholders") which was used to fund the Company's share of 3-D seismic data acquisition costs and for general corporate purposes.

The Company may borrow under the Convertible Notes for a period of one year after the closing date and the Convertible notes will mature three years after the closing date. Amounts advanced under the Convertible Notes will accrue interest at a fixed, annual rate of 10%. Interest will be payable at maturity. The Convertible Notes are convertible, in whole or in part, into the Company's Common Stock at a per share price equal to $.80 (which is subject to adjustment). The Company has the right to require RIMCO to convert the debt under the Convertible Notes into the Company's Common Stock on certain terms and conditions. After $2,800,000 in principal has been advanced under the Convertible Notes, the Company may borrow under the Senior Notes for a period of three years after the closing date and the Senior Notes will mature six years after the closing date. Amounts advanced under the Senior Notes will accrue interest at a fixed, annual rate of 10%. Interest and principal on the Senior Notes will be paid monthly from certain revenues generated by the assets pledged to RIMCO to secure the Senior Notes. Advances under the Senior Notes for future drilling and completion costs will be contingent upon the Company maintaining an agreed upon borrowing base.

The Convertible Notes and the Senior Notes will each be secured by all of the existing and future oil and gas assets of the Company and its operating subsidiary, Texoil Company. In addition, RIMCO will receive an assignment of a 1.0% of 8/8ths overriding royalty interest, proportionately reduced to the interest of the Company or Texoil Company, in all wells drilled and/or completed with proceeds from the Senior Notes

The Noteholders have agreed to restructure the May Notes upon the closing of the RIMCO financing so that their warrants to purchase 1,100,000 shares of the Company's Common Stock will be eliminated and all collateral which secures the May Notes will be released or assigned to RIMCO. Other elements of the Company's overall corporate debt will also be restructured pending final loan documentation. Upon closing of the RIMCO financings, neither the Convertible Notes, the Senior Notes, nor the May Notes will require the Company to issue any warrants.

FUTURE CAPITAL REQUIREMENTS. The Company anticipates making further capital expenditures during the remainder of 1996 to complete the acquisition of 3-D seismic data in its Raceland prospect and to acquire leases by exercising existing lease options on the Company-operated Raceland prospect and the non-operated Greens Lake (operated by Burlington Resources) prospects. The acquisition of the 3-D seismic data is now completed on the Greens Lake prospect and Raceland is anticipated to be completed in August, 1996. 3-D seismic data processing and interpretation will follow shortly thereafter. A third prospect, the Laurel Grove prospect is operated by Phillips Petroleum and field survey operations are estimated to begin in November, 1996. The Company will continue to evaluate generating or acquiring new prospects and will continue to evaluate its participation rights related to the December 31, 1992, agreement with TMR in its South Louisiana 3-D exploration programs. In the event the 3-D seismic interpretations result in recommendations to drill exploratory well(s), the Company anticipates making additional capital expenditures to drill the test well(s).

PART II.       OTHER INFORMATION

Item 1 -  Legal Proceedings - None

Item 2 -  Changes in Securities - None

Item 3 -  Defaults upon Senior Securities - None

Item 4 -  Submission of Matters to a Vote of Security Holders - None

Item 5 -  Other Information
          The Company entered into a letter of commitment with Resources Investors Management Company ("RIMCO"). See "Managements Discussion and Analysis of Financial Condition and Results of Operations - Going Concern Uncertainty and Management's Plans, and Cash Flow from Financing."

Item 6 -  Exhibits and Reports on Form 8-K

          (a)  Exhibit 10.1 - RIMCO Letter of Commitment

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             TEXOIL, INC.




Date:    AUGUST 13, 1996                   By:  /S/  RUBEN MEDRANO
                                                      Ruben Medrano
                                                      President