Form 10QSB
period 1996-09-30
TEXOIL INC /NV/
filed 1996-11-14
CIK 748856

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [ X ]  NO [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,157,073 shares of common stock, $.01 par value, issued and outstanding at October 29, 1996.

Transitional Small Business Disclosure Format (check one):
YES [  ]  NO [ X ]

                                 TEXOIL, INC.
                               TABLE OF CONTENTS
                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheet as of September 30, 1996.........................3
Consolidated Statement of Income (Loss) and Retained Earnings
    (Deficit) for the nine months ended September 30, 1996 and 1995.........4
Consolidated Statement of Cash Flows for the nine months
      ended September 30, 1996 and 1995.....................................5
    Notes to Consolidated Financial Statements..............................6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................................9

PART II. OTHER INFORMATION..................................................12

                                 TEXOIL, INC.

                          CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                   SEPTEMBER 30,
                                                                       1996
                                                                   -------------
                     ASSETS
Current assets:
  Cash and cash equivalents                                        $   103,333
  Accounts receivable                                                1,079,041
  Other current assets                                                  40,798
                                                                   -----------
      Total current assets                                           1,223,172
                                                                   -----------
Property and equipment, at cost:
  Oil and gas properties, net (on the basis of full cost
   accounting)                                                       4,412,007

  Other equipment, net                                                   1,676
                                                                   -----------
                                                                   $ 5,636,855
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                         $ 1,741,788
                                                                   -----------
Long Term Liabilities:
  Senior Exchangeable General Obligation Notes                     $   617,165
  Director Loans                                                       900,000
  Other Affiliate promissory notes                                   1,050,000
  Preferred stock dividends payable                                     69,000
  Other long-term liabilities                                          209,212
                                                                   -----------
    Total Long Term Liabilities                                    $ 2,845,377

Stockholders' equity:
  Series A preferred stock, $.01 par; redeemable
    and convertible with liquidation preference
    of $100 per share plus cumulative accrued unpaid
    dividends at annual rate of $12 per share; 10,000,000
    shares authorized; 23,000 shares issued and outstanding          2,300,000
  Common stock, $.01 par; 50,000,000 shares authorized;
    4,157,073 shares issued and outstanding                             41,571
  Additional paid-in capital                                         4,615,935
  Deficit                                                           (5,907,816)
                                                                   -----------
                                                                     1,049,690
                                                                   -----------
                                                                   $ 5,636,855
                                                                   ===========

        The accompanying notes are an integral part of this statement.

                                  TEXOIL, INC.

         CONSOLIDATED STATEMENT OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)
                                   (unaudited)

                                                FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                   ENDED SEPT. 30,               ENDED SEPT. 30,
                                                 1995           1996           1995          1996
                                             -----------    -----------    -----------    -----------
Revenues:
  Oil and gas sales ......................   $   201,853    $   232,048    $   783,981    $   747,200
                                             -----------    -----------    -----------    -----------
Costs and expenses:
  Lease operating expenses ...............        69,903         41,320        205,957        131,809
  Depreciation, depletion and amortization       149,603        139,056        445,203        399,567
  Production taxes .......................         7,785         19,157         35,117         63,232
  General and administrative expenses, net       165,100        189,407        581,048        448,047
Other (income) expenses:
  Interest expense .......................        41,097         71,527        109,260        138,848
  Interest income and other ..............          (421)        (2,607)        (4,354)        (3,097)
                                             -----------    -----------    -----------    -----------
                                                 433,067        457,860      1,372,231      1,178,406
                                             -----------    -----------    -----------    -----------
Loss before income taxes .................      (231,214)      (225,812)      (588,250)      (431,206)
Provision for income taxes ...............          --             --             --             --
                                             -----------    -----------    -----------    -----------
Net loss .................................      (231,214)      (225,812)      (588,250)      (431,206)
Dividends on preferred stock .............       (69,000)     (69,0000)       (207,000)      (207,000)
                                             -----------    -----------    -----------    -----------
Net loss applicable to common stock ......      (300,214)      (294,812)      (795,250)      (638,206)

Retained earnings (deficit), beginning
  of period ..............................    (4,762,230)   $(5,613,003)    (4,267,194)    (5,269,609)

Retained earnings (deficit), end of period   $(5,062,444)   $(5,907,815)   $(5,062,444)   $(5,907,815)

Net loss per share of common stock .......   $     (0.07)   $     (0.07)   $     (0.20)   $     (0.15)

Average number of shares outstanding .....     4,087,643      4,157,073      4,068,419      4,153,553
                                             ===========    ===========    ===========    ===========

                                  TEXOIL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                       FOR THE NINE MONTHS ENDED
                                                               SEPT. 30,
                                                         1995            1996
                                                       ---------     ----------
Operating activities:
       Net loss                                        $(588,250)    $(431,206)
       Adjustments to reconcile net loss to
        net cash provided by (used in) operating
         activities:
         Depreciation, depletion and amortization        445,204       399,567
         Non-cash compensation expense                    80,330        28,860
         Decrease (increase) in accounts receivable       31,203      (653,015)
         Decrease (increase) in other current assets      42,306        (5,261)
         Increase (decrease) in accounts payable         145,048     1,063,718
         Increase in advances from joint
           interest owners                                  (506)            -
       Increase (decrease) in other long-term
           liabilities                                    31,320       514,742
                                                       ---------     ---------
             Net cash provided by (used in)
              operating activities                       186,655       917,405
                                                       ---------     ---------
Investing activities:
       Capital expenditures                             (653,089)   (1,268,988)
       Proceeds from sales of prospects                  172,500             0
                                                       ---------     ---------
             Net cash used in investing activities      (480,589)   (1,268,988)

Financing activities:
       Proceeds from borrowings                          389,000       887,500
       Payments on borrowings                            (88,000)     (228,000)
       Preferred stock dividends paid                   (207,000)     (207,000)
                                                       ---------     ---------
             Net cash provided by (used in)
              financing activities                        94,000       452,500
                                                       ---------     ---------
Net increase (decrease) in cash and cash
 equivalents                                            (199,934)      100,917
Cash and cash equivalents at beginning of period         200,790         2,416
                                                       ---------     ---------
Cash and cash equivalents at end of period             $     856     $ 103,333
                                                       =========     =========

                                 TEXOIL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 - ACCOUNTING POLICIES:

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected in the accompanying unaudited financial statements. For further information regarding accounting policies, refer to the Company's audited financial statements for the years ended December 31, 1994 and 1995 included in its 1995 Annual Report on Form 10-KSB. The average number of shares outstanding reflected in the net loss per share of common stock for the nine months ended September 30, 1996 gives effect to the 1995 Stock Compensation Plan (the "1995 Plan"), which provided for the issuance of shares of common stock to certain employees and consultants whose cash compensation was reduced by 30% effective April 1, 1995.

NOTE 2 - GOING CONCERN UNCERTAINTY AND MANAGEMENT PLANS:

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses and cash flow and working capital deficits that raise substantial doubt about its ability to meet its current and future expenditure obligations necessary to fully evaluate and develop its oil and gas properties and to continue as a going concern. In this regard, management has entered into the Financing Arrangements (as described in Note 3 below) in order to meet its current working capital requirements and to fully pursue new exploration opportunities in accordance with its business plan.

NOTE 3 - FINANCING ARRANGEMENTS:

      RIMCO FINANCING. In September 1996, the Company and its wholly-owned operating subsidiary Texoil Company ("Subsidiary"), entered into a Note Purchase Agreement with four limited partnerships of which Resource Investors Management Company Limited Partnership ("RIMCO") is the controlling general partner (the "RIMCO Agreement"). Under the RIMCO Agreement, the lenders have agreed to provide up to $8,000,000 in two separate financings to fund Subsidiary's 3-D seismic exploration program. In connection with the RIMCO financing, the Company's Board of Directors expanded the number of directors to seven and elected Gary J. Milavec, a Vice-President of RIMCO Associates, Inc., RIMCO's controlling general partner, to fill the vacancy created thereby until the next annual stockholders' meeting. As of September 30, 1996, Subsidiary has borrowed $617,165 from the RIMCO lenders which is exchangeable for 771,456 shares of Common Stock or approximately 19% of outstanding Common Stock. Proceeds were used to repay $200,000 of indebtedness of the Company to one of its directors, Joe C. Richardson, Jr., and for $417,165 of 3D seismic costs on the Company's Raceland Prospect.

      The first financing under the RIMCO Agreement is in the form of Senior Exchangeable General Obligation Notes issued by the Subsidiary in the maximum amount of $3,000,000 (the "Exchangeable Notes"). The Company intends that proceeds from this financing be used primarily to fund remaining 3D seismic leasehold, drilling and completion costs for Subsidiary's Raceland and Greens Lake Prospects in Lafourche Parish, Louisiana and Galveston County, Texas, respectively, on which 3-D seismic data acquisition now is completed. The second financing is in the form of Senior Secured General Obligation

Notes (the "Senior Notes") issued by Subsidiary in the maximum amount of $5,000,000. The Company intends that proceeds from the second financing be used primarily to fund future leasehold, drilling and completion costs for the Laurel Grove Prospects in Lafourche Parish, Louisiana, subsequent wells in the Raceland and Greens Lake Prospects, and up-front land and other costs associated with new 3-D seismic projects.

      Under the RIMCO Agreement, Subsidiary may borrow under the Exchangeable Notes until September 1, 1997. The Exchangeable Notes will mature September 1, 1999. Amounts advanced under the Exchangeable Notes will accrue interest at a fixed, annual rate of 10%, with interest payable monthly and all outstanding principal plus all accrued and unpaid interest due and payable at maturity. Indebtedness outstanding under the Exchangeable Notes is exchangeable, in whole or in part, for Common Stock at an initial per share price equal to $.80, subject to anti-dilution adjustments. Subsidiary can require the RIMCO lenders to make such an exchange if they have funded at least $2,800,000 and the average trading price of the Common Stock for any consecutive 20-day trading period is $3.00 or more. The Company granted the RIMCO lenders certain registration rights in respect of shares of Common Stock issuable upon exchange of debt under the Exchangeable Notes.

      After $2,800,000 in principal has been advanced under the Exchangeable Notes, Subsidiary may borrow under the Senior Notes until September 1, 1999. The Senior Notes will mature September 1, 2002. Amounts advanced under the Senior Notes will accrue interest at a fixed, annual rate of 10%, with interest and principal paid monthly from certain revenues generated by the assets pledged to RIMCO to secure the notes. Advances under the Senior Notes for future drilling and completion costs will be contingent upon Subsidiary maintaining an agreed upon borrowing base. Obligations under the Exchangeable Notes and the Senior Notes are secured by all of the existing and future oil and gas assets of Subsidiary, and the Company guarantees Subsidiary's obligations thereunder. In addition, the RIMCO lenders will receive an assignment of a 1.0% of 8/8ths overriding royalty interest, proportionately reduced to the interest of Subsidiary, in all wells drilled and/or completed with proceeds from the Senior Notes.

      1996 DIRECTOR LOANS. In May 1996, four directors of the Company loaned it an aggregate $1,100,000. Each loan was made pursuant to a promissory note bearing interest at an annual rate of 12%, maturing May 6, 1997, and convertible at the option of the lender into shares of Common Stock at a price of $.80 per share, subject to anti-dilution adjustments. Each note was guaranteed by Subsidiary and the guaranty was secured by substantially all of the Subsidiary's assets. The lenders also were issued warrants exercisable until May 2001 for an aggregate 1,100,000 shares of Common Stock at $1.3125 per share, subject to anti-dilution adjustments. The four lenders were T.W. Hoehn, Jr., who loaned $550,000 and received a warrant exercisable for 550,000 shares; T.W. Hoehn, III, who loaned $300,000 and received a warrant exercisable for 300,000 shares; Joe
C. Richardson, Jr., Trustee UDT 5-17-91, as amended who loaned $200,000 and received a warrant exercisable for 200,000 shares; William F. Seagle, who loaned $50,000 and received a warrant exercisable for 50,000 shares. The lenders were granted certain registration rights in respect of shares of Common Stock issuable upon exercise or conversion of the warrants or convertible notes. Proceeds of the loans were used to fund the Company's share of 3-D seismic survey costs associated with its exploration projects in progress in Lafourche Parish, Louisiana and Galveston County, Texas, and for general corporate purposes. Loan proceeds also were used to pay the March 31, 1996 dividend of $69,000 on the Company's outstanding Series A Preferred Stock, all of which is held by lending director Mr. Hoehn, Jr. and his son Robert A. Hoehn, and to repay the Company's remaining indebtedness of approximately $260,000 to First Interstate Bank of Texas, N.A. which was guaranteed by Mr. Hoehn, Jr.

      In connection with the RIMCO financing, the $200,000 owed to Joe C. Richardson, Jr., Trustee, UDT 5-17-91, as amended, was repaid in September 1996. The notes payable to T.W. Hoehn, Jr., T.W. Hoehn, III, and William F. Seagle, respectively, were canceled and replaced by Replacement 12% Convertible Notes dated September 6, 1996 (the "Replacement Notes"), which are convertible into shares of Common Stock at an initial conversion price of $.80 per share, subject to anti-dilution adjustments, and which mature upon the earlier to occur of October 1, 2002 and the date occurring 30 days after the RIMCO debt has been paid in full or exchanged for Common Stock. Accordingly, the Replacement Notes have been classified as long term liabilities in the accompanying Consolidated Balance Sheet as of September 30, 1996. The Replacement Note to each of T.W. Hoehn, Jr. is in the amount of $550,000, to T.W. Hoehn, III is in the amount of $300,000, and to William F. Seagle is in the amount of $50,000. Interest on each of the Replacement Notes accrues at a fixed rate of 12% per annum and monthly payments of interest are due on the 10th day of each moth. Although no prepayments of principal are permitted, the Company may require these lenders to convert the outstanding principal amount under their Replacement Notes into Common Stock if at least $2,800,000 has been funded by the RIMCO lenders and the average trading price of the Common Stock for any consecutive 20-day trading period is $3.00 or more, or the Company requires the RIMCO lenders to exchange Subsidiary's indebtedness to them for Common Stock. The Company granted certain registration rights to Messrs. Hoehn, Hoehn and Seagle in respect of shares of Common Stock into which their Replacement Notes may be converted. As part of the May 1996 debt restructuring evidenced by the Replacement Notes, the warrants, registration rights and Subsidiary guaranty issued and granted in May 1996 were canceled. These lenders and Wells Fargo Bank (Texas), N.A. (f/k/a First Interstate Bank of Texas, N.A.) released all liens against the assets of the Company or Subsidiary.

      The Company's performance of obligations under the Replacement Notes are subordinate to performance of obligations under the RIMCO financings. In this regard, the Company, with the consent of both holders of all of the Company's outstanding Series A Preferred Stock, amended the Certificate of Stock Designation covering the Series A Preferred Stock to provide that the annual cumulative dividends of $12 per share are payable only if, as and when declared by the Company's Board of Directors, provided that Board has no obligation to declare such dividends before October 1, 2002. Accordingly, the obligation for such dividends has been classified as a long term liability in the accompanying Consolidated Balance Sheet as of September 30, 1996. Before the amendment, such dividends were payable quarterly.

      OTHER AFFILIATE LOANS. Nine individuals, some of whom are stockholders of the Company, have made interim debt financing available to the Company for working capital purposes. All of these loans have been repaid, except those made by the Company's director, T.W. Hoehn, Jr. from whom the Company has borrowed an aggregate $1,450,000 at various times since 1993. Of this $1,450,000 in loans, $400,000 was repaid in June 1994 and $50,000 was repaid in March 1996. The remaining $1,000,000 now is evidenced by a promissory note which is dated September 1, 1996, matures upon the earlier to occur of October 1, 2002 and 30 days after the RIMCO debt has been paid in full or exchanged for Common Stock, accrues interest at a variable rate equal to 2% plus the prime rate announced by Wells Fargo Bank (Texas), N.A., is payable to the T.W. Hoehn, Jr. and Betty Jo Hoehn Revocable Trust, and is subordinate to the RIMCO financing. Accordingly, the principal amount of this promissory note has been classified as a long term liability in the accompanying Consolidated Balance Sheet as of September 30, 1996. Monthly interest payments are due on the 10th day of each month and scheduled quarterly principal payments may be made if certain liquidity conditions are satisfied and after the first $2,800,000 of the RIMCO loans have been funded. Unpaid quarterly principal payments are cumulative and amounts in excess of the scheduled quarterly payments may be paid if the liquidity conditions are satisfied.

      In June 1996, the Company borrowed $50,000 from Opal Air, Inc., a company owned by T.W. Hoehn, Jr. This loan is evidenced by a promissory note from the Company to Opal Air, Inc. dated September 1, 1996, which matures on the same date and is otherwise subject to substantially the same terms as the Company's September 1996 $1,000,000 note to the T.W. Hoehn, Jr. and Betty Jo Hoehn Revocable Trust. Accordingly, the principal amount of this promissory note has been classified as a long term liability in the accompanying Consolidated Balance Sheet as of September 30, 1996.

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

      At September 30, 1996, the Company's estimated discounted future net revenues from estimated proved reserves on an after-tax basis approximate the net capitalized costs in the Company's full cost pool. So long as this condition continues, any excess of the company's full cost pool over the discounted future net revenues from proved reserves on an after-tax basis may result in charges to the Company's operations. Such excesses could result from writedowns of proved reserve quantities or declines in oil and gas prices. Certain events and conditions that may cause such charges cannot be reasonably predicted by the Company. Once incurred, a writedown of oil and gas properties cannot be reversed at a later date even if reserve quantities are subsequently increased or oil and gas prices subsequently rise.

RESULTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS
 AND NINE MONTHS ENDED SEPTEMBER 30, 1996

      The Company recorded net losses of $300,214 and $294,812 in the three months ended September 30, 1995 and 1996, respectively. Such amounts are included in net losses of $795,250 and $638,206 in the nine month periods ended September 30, 1995 and 1996, respectively. The reductions in these comparative net losses resulted from the following factors:

                                              DECREASE IN NET LOSS

                                       THREE MONTHS ENDED   NINE MONTHS ENDEd
                                       SEPTEMBER 30, 1996   SEPTEMBER 30, 1996

 Increase (Decrease) in oil and gas production
  income (revenues less lease operating
  expenses and production taxes)            $ 47,406            $  9,252

 Decrease in depreciation, depletion and
  amortization expense                        10,547              45,636

 Decrease (increase) in net general and
  administrative expenses                    (24,307)            133,001

 Decrease (Increase) in other, net           (28,244)            (30,845)
                                            ---------           --------
                                            $  5,402            $157,044
                                            ========            ========

      The increase in oil and gas production income in the three month period ended September 30, 1996 is primarily attributable to a decrease in lease operating expenses effected by the shutting-in of the S.L. 12789 No.1 and the S.L. 12503 No.1 in the Main Pass Block 3 field and by having plugged and abandoned the Murrell No.1 in the Dorcyville field. Both of these are among the areas where the Company's lease operating expenses are high. The $9,252 decrease in oil and gas production income for the nine month periods ended September 30, 1996 is primarily attributable to the decrease in production volumes occurring primarily in the Main Pass Block 3 field and at the non-operated S.W. Lake Beouf field, where natural decline in the Ariel No. 1 well production is taking effect. The production tax increases in the three and nine months periods ended September 30, 1996, are due to the reinstatement of taxes, as provided for in Act No. 2 of Louisiana statutory taxation, after the Ariel No. 1 well achieved payout.

      The decreases in depreciation, depletion and amortization ("DD&A") expense were due to the decreases in oil and gas production volumes largely resulting from the shutting-in of the Main Pass Block 3 field wells. Partially offsetting the effect of lower production volumes were increases in the Company's DD&A rates from $8.37 per barrel of oil equivalent ("BOE") in the three months and nine months ended September 30, 1995 to $10.90 per BOE in the three months and nine months periods ended September 30, 1996. The increased DD&A rates in 1996 reflect relatively higher cost additions associated with a dry hole drilled on the Company's Buras Landing Prospect in the second and third quarters of 1995 and workover costs on the S.L. 12503 No.1 in the Main Pass Block 3 field.

      The increase in net general and administrative expenses for the three months period ended September 30, 1996, is primarily due to non-recurring legal expenses of $73,827 attributed to the termination of merger negotiations with Fortune Petroleum in July, 1996 and financing that Company received from the "May" Notes and the Senior Secured Convertible General Obligation Notes. The decrease in net general and administrative expenses for the nine months period ended September 30, 1996, is comprised primarily of (i) salary reductions due to a reduction in the number of employees subsequent to March 31, 1995, (ii) the 30% salary reductions implemented with the 1995 Stock Compensation Plan effective April 1, 1995 and (iii) $64,000 of overhead reimbursement paid to the Company during the first half of 1996 by its partners in the Raceland Prospect.


LIQUIDITY AND CAPITAL RESOURCES

      GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLANS. The Company has suffered recurring operating losses and cash flow and working capital deficits that raise substantial doubt about its ability to meet its current and future expenditure obligations necessary to fully evaluate and develop its oil and gas properties and to continue as a going concern. In this regard, Management has entered into the financing arrangements (as described in CASH FLOW FROM FINANCING below) in order to meet its current capital requirements and to fully pursue new exploration opportunities in accordance with its business plan.

      CASH FLOW FROM OPERATIONS. Texoil's net cash flow from operations resulted in a cash surplus of $186,655 and $917,405 for the nine month periods ended September 30, 1995 and 1996, respectively. The change in the Company's operating cash flow in the first nine months of 1996 is primarily due to a reduction in net loss due to a reduction in net general and administrative expenses and also to a decrease in the Company's long-term liabilities when the bank loan was repaid. Lease operating expenses were also lower in 1996. These improvements were partially offset by lower oil and gas sales in 1996.

      CASH FLOW FROM FINANCING
RIMCO FINANCING
      In September 1996, the Company and its wholly-owned operating subsidiary Texoil Company ("Subsidiary"), entered into a Note Purchase Agreement with four limited partnerships of which Resource Investors Management Company Limited Partnership ("RIMCO") is the controlling general partner (the "RIMCO Agreement"). Under the RIMCO Agreement, the lenders have agreed to provide up to $8,000,000 in two separate financings to fund Subsidiary's 3-D seismic exploration program. In connection with the RIMCO financing, the Company's Board of Directors expanded the number of directors to seven and elected Gary J. Milavec, a Vice-President of RIMCO Associates, Inc., RIMCO's controlling general partner, to fill the vacancy created thereby until the next annual stockholders' meeting. As of September 30, 1996, Subsidiary has borrowed $617,165 from the RIMCO lenders which is exchangeable for 771,456 shares of Common Stock or approximately 19% of outstanding Common Stock. Proceeds were used to repay $200,000 of indebtedness of the Company to one of its directors, Joe C. Richardson, Jr., and for $417,165 3D seismic costs on the Company's Raceland Prospect.

      The first financing under the RIMCO Agreement is in the form of Senior Exchangeable General Obligation Notes issued by the Subsidiary in the maximum amount of $3,000,000 (the "Exchangeable Notes"). The Company intends that proceeds from this financing be used primarily to fund remaining 3D seismic leasehold, drilling and completion costs for Subsidiary's Raceland and Greens Lake Prospects in Lafourche Parish, Louisiana and Galveston County, Texas, respectively, on which 3-D seismic data acquisition now is completed. The second financing is in the form of Senior Secured General Obligation Notes (the "Senior Notes") issued by Subsidiary in the maximum amount of $5,000,000. The Company intends that proceeds from the second financing be used primarily to fund future leasehold, drilling and completion costs for the Laurel Grove Prospects in Lafourche Parish, Louisiana, subsequent wells in the Raceland and Greens Lake Prospects, and up-front land and other costs associated with new 3-D seismic projects.

      Under the RIMCO Agreement, Subsidiary may borrow under the Exchangeable Notes until September 1, 1997. The Exchangeable Notes will mature September 1, 1999. Amounts advanced under the Exchangeable Notes will accrue interest at a fixed, annual rate of 10%, with interest payable monthly and all outstanding principal plus all accrued and unpaid interest due and payable at maturity. Indebtedness outstanding under the Exchangeable Notes is exchangeable, in whole or in part, for Common Stock at an initial per share price equal to $.80, subject to anti-dilution adjustments. Subsidiary can require the RIMCO lenders to make such an exchange if they have funded at least $2,800,000 and the average trading price of the Common Stock for any consecutive 20-day trading period is $3.00 or more. The Company granted the RIMCO lenders certain registration rights in respect of shares of Common Stock issuable upon exchange of debt under the Exchangeable Notes.

      After $2,800,000 in principal has been advanced under the Exchangeable Notes, Subsidiary may borrow under the Senior Notes until September 1, 1999. The Senior Notes will mature September 1, 2002. Amounts advanced under the Senior Notes will accrue interest at a fixed, annual rate of 10%, with interest and principal paid monthly from certain revenues generated by the assets pledged to RIMCO to secure the notes. Advances under the Senior Notes for future drilling and completion costs will be contingent upon Subsidiary maintaining an agreed upon borrowing base. Obligations under the Exchangeable Notes and the Senior Notes are secured by all of the existing and future oil and gas assets of Subsidiary, and the Company guarantees Subsidiary's obligations thereunder. In addition, the RIMCO lenders will receive an assignment of a 1.0% of 8/8ths overriding royalty interest, proportionately reduced to the interest of Subsidiary, in all wells drilled and/or completed with proceeds from the Senior Notes.

1996 DIRECTOR LOANS
      In May 1996, four directors of the Company loaned it an aggregate $1,100,000. Each loan was made pursuant to a promissory note bearing interest at an annual rate of 12%, maturing May 6, 1997, and convertible at the option of the lender into shares of Common Stock at a price of $.80 per share, subject to anti-dilution adjustments. Each note was guaranteed by Subsidiary and the guaranty was secured by substantially all of the Subsidiary's assets. The lenders also were issued warrants exercisable until May 2001 for an aggregate 1,100,000 shares of Common Stock at $1.3125 per share, subject to anti-dilution adjustments. The four lender were T.W. Hoehn, Jr., who loaned $550,000 and received a warrant exercisable for 550,000 shares; T.W. Hoehn, III, who loaned $300,000 and received a warrant exercisable for 300,000 shares; Joe C. Richardson, Jr., Trustee UDT 5-17-91, as amended who loaned $200,000 and received a warrant exercisable for 200,000 shares; William F. Seagle, who loaned $50,000 and received a warrant exercisable for 50,000 shares. The lenders were granted certain registration rights in respect of shares of Common Stock issuable upon exercise or conversion of the warrants or convertible notes. Proceeds of the loans were used to fund the Company's share of 3-D seismic survey costs associated with its exploration projects in progress in Lafourche Parish, Louisiana and Galveston County, Texas, and for general corporate purposes. Loan proceeds also were used to pay the March 31, 1996 dividend of $69,000 on the Company's outstanding Series A Preferred Stock, all of which is held by lending director Mr. Hoehn, Jr. and his son Robert A. Hoehn, and to repay the Company's remaining indebtedness of approximately $260,000 to First Interstate Bank of Texas, N.A. which was guaranteed by Mr. Hoehn, Jr.

      In connection with the RIMCO financing, the $200,000 owed to Joe C. Richardson, Jr., Trustee, UDT 5-17-91, as amended, was repaid in September 1996. The notes payable to T.W. Hoehn, Jr., T.W. Hoehn, III, and William F. Seagle, respectively, were canceled and replaced by Replacement 12% Convertible Notes dated September 6, 1996 (the "Replacement Notes"), which are convertible into shares of Common Stock at an initial conversion price of $.80 per share, subject to anti-dilution adjustments, and which mature upon the earlier to occur of October 1, 2002 and the date occurring 30 days after the RIMCO debt has been paid in full or exchanged for Common Stock. The Replacement Note to each of T.W. Hoehn, Jr. is in the amount of $550,000, to T.W. Hoehn, III is in the amount of $300,000, and to William F. Seagle is in the amount of $50,000. Interest on each of the Replacement Notes accrues at a fixed rate of 12% per annum and monthly payments of interest are due on the 10th day of each moth. Although no prepayments of principal are permitted, the Company may require these lenders to convert the outstanding principal amount under their Replacement Notes into Common Stock if at least $2,800,000 has been funded by the RIMCO lenders and the average trading price of the Common Stock for any consecutive 20-day trading period is $3.00 or more, or the Company requires the RIMCO lenders to exchange Subsidiary's indebtedness to them for Common Stock. The Company granted certain registration rights to Messrs. Hoehn, Hoehn and Seagle in respect of shares of Common Stock into which their Replacement Notes may be converted. As part of May 1996 debt restructuring evidenced by the Replacement Notes, the warrants, registration rights and Subsidiary guaranty issued and granted in May 1996 were canceled. These lenders and Wells Fargo Bank (Texas), N.A. (f/k/a First Interstate Bank of Texas, N.A.) released all liens against the assets of the Company or Subsidiary.

      The Company's performance of obligations under the Replacement Notes are subordinate to performance of obligations under the RIMCO financings. In this regard, the Company, with the consent of both holders of all of the Company's outstanding Series A Preferred Stock, amended the Certificate of Stock Designation covering the Series A Preferred Stock to provide that the annual cumulative dividends of $12 per share are payable only if, as and when declared by the Company's Board of Directors, provided that Board has no obligation to declare such dividends before October 1, 2002. Before the amendment, such dividends were payable quarterly.

OTHER AFFILIATE LOANS
      Nine individuals, some of whom are stockholders of the Company, have made interim debt financing available to the Company for working capital purposes. All of these loans have been repaid, except those made by the Company's director, T.W. Hoehn, Jr. from whom the Company has borrowed an aggregate $1,450,000 at various times since 1993. Of this $1,450,000 in loans, $400,000 was repaid in June 1994 and $50,000 was repaid in March 1996. The remaining $1,000,000 now is evidenced by a promissory note which is dated September 1, 1996, matures upon the earlier to occur of October 1, 2002 and 30 days after the RIMCO debt has been paid in full or exchanged for Common Stock, accrues interest at a variable rate equal to 2% plus the prime rate announced by Wells Fargo Bank (Texas), N.A., is payable to the T.W. Hoehn, Jr. and Betty Jo Hoehn Revocable Trust, and is subordinate to the RIMCO financing. Monthly interest payments are due on the 10th day of each month and scheduled quarterly principal payments may be made if certain liquidity conditions are satisfied and after the first $2,800,000 of the RIMCO loans have been funded. Unpaid quarterly principal payments are cumulative and amounts in excess of the scheduled quarterly payments may be paid if the liquidity conditions are satisfied.

      CAPITAL EXPENDITURES. Texoil's net capital expenditures totaled $653,089 and $1,268,988 in the nine month periods ended September 30, 1995 and 1996, respectively. The latter amount is comprised primarily of leasehold and seismic acquisition costs totaling $1,033,633, on the Company's operated Raceland 3-D seismic exploration project in Lafourche Parish, Louisiana. The remaining $235,355 is in capitalized general and administrative costs and capitalized workover costs at the Company's Main Pass Block 3 field.

      FUTURE CAPITAL REQUIREMENTS. The Company anticipates making further capital expenditures during the remainder of 1996 to complete the processing of 3-D seismic data in its Raceland prospect and to acquire leases by exercising existing lease options on the Company-operated Raceland prospect and the non-operated Greens Lake prospects, operated by Burlington Resources, and the non-operated Laurel Grove Prospect, operated by Phillips Petroleum Company. The Company will continue to evaluate generating or acquiring new prospects and will continue to evaluate its participation rights related to the December 31, 1992, agreement with Texas Meridian Resources Corporation ("TMR") in its South Louisiana 3-D exploration programs. In the event the 3-D seismic interpretations result in recommendations to drill exploratory well(s), the Company anticipates making additional capital expenditures to drill the test well(s).

RACELAND 3-D PROSPECT
      The Company owns a 30% working interest in its Raceland 3-D Prospect in Lafourche Parish, Louisiana. Texoil Company is in the Operator and its working interest partners include Pogo Producing Company, Southwest Gas Supply (a subsidiary of MCN Corp), GEDD, Inc., 3DX Technologies, Inc., and Shore Oil Company. Acquisition of the 3-D seismic data is completed. Data processing is in progress and final interpretation will follow shortly thereafter. The Company has begun to make capital expenditures to exercise its right to acquire leases under existing lease options.

GREENS LAKE 3-D PROSPECT
      The Company owns a 30% working interest in its Greens Lake 3-D Prospect in Galveston County, Texas. Burlington Resources is the operator and owns 70% working interest. Acquisition and processing of the 3-D seismic data is completed. Interpretation of the 3-D seismic data is in progress. Burlington Resources has begun to exercise its right to acquire leases under existing lease options and the Company has begun to make capital expenditures by electing to participate in all lease acquisitions exercised by Burlington Resources.

LAUREL GROVE PROSPECT
      The Company owns a 30% working interest in its Laurel Grove 3-D Prospect in Lafourche Parish, Louisiana. Phillips Petroleum is the operator and owns a 70% working interest. Permitting for the 3-D survey is nearing completion. It is anticipated that 3-D operations in the field will commence by year-end 1996. Under the terms of the sale of the Laurel Grove Prospect, Phillips Petroleum will pay for 100% of the 3-D seismic survey. The Company will pay for 30% of leases and drilling costs. The Company has begun to make capital expenditures by electing to participate in all lease acquisitions exercised to date by Phillips Petroleum.

TMR AGREEMENT PROSPECTS
      On May 31, 1996, the Company elected to receive a proportionately reduced 2.5% overriding royalty interest ("ORRI") on TMR's new discovery in the East Cameron 3-D Prospect in Cameron Parish, Louisiana. The discovery well, C.F. Henry, et al 27 No. 1 achieved a rate of 1,766 barrels of oil per day plus 664 thousand cubic feet of gas per day on an 11/64" choke with a flowing tubing pressure of 6,452 psig from Abbeville 2 Reservoir. The C.F. Henry, et al 27 No. 2 development well flowed on initial potential test 1,483 barrels of oil per day plus 385 thousand cubic feet of gas per day on an 11/64" choke with a flowing tubing pressure of 6,255 psig. TMR has proposed creating a drilling and production unit for the producing Abbeville 2 Sand which includes a portion of the acreage on which the Company has participation rights. The Company's proportional participation rights will be determined after the unit is created following a hearing before the Commissioner of Conservation of the State of Louisiana.

        The Company is unable to predict with certainty the capital expenditure requirements and possible addition of reserves that may result from its non-operated participation with TMR in the remaining South Louisiana prospects it sold to TMR in the December 31, 1992 agreement. Under the agreement with TMR the Company is entitled to receive certain ORRI ranging from 2.0% to 3.75% and has the option to additionally acquire up to a 10% working interest in wells drilled subject to the agreement.

PART II.    OTHER INFORMATION

Item 1 -    Legal Proceedings - None

Item 2 -    Changes in Securities - None

Item 3 -    Defaults upon Senior Securities - None

Item 4 -    Submission of Matters to a Vote of Security Holders - None

Item 5 -    Other Information - None

Item 6 -    Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Schedule 27 Financial Data Schedule

      (b)   Reports on Form 8-K

            Form 8-K filed on EDGAR September 19, 1996 reporting the RIMCO financing.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TEXOIL, INC.


Date:  NOVEMBER 14, 1996             By: /s/ RUBEN MEDRANO
                                             Ruben Medrano
                                             President and CEO