Form 10KSB40
period 1996-12-31
TEXOIL INC /NV/
filed 1997-03-31
CIK 748856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         Commission file number: 0-12633

                                  TEXOIL, INC.
                 (Name of small business issuer in its charter)

          NEVADA
     (State or other                                88-0177083
     jurisdiction of                               (I.R.S.Employer
incorporation or organization)                    Identification No.)

                                1600 SMITH STREET
                                   SUITE 4000
                              HOUSTON, TEXAS 77002
                    (Address of principal executive offices)

                                 (713) 652-5741
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
======================================== =======================================

   Title of Each Class                   Name of Each Exchange on Which
   so Registered                         Each Class is so Registered
======================================== =======================================

Common Stock, par value $.01 per share   Boston Stock Exchange
======================================== =======================================

Class A Warrants exercisable to
purchase one share of Common Stock       Boston Stock Exchange
======================================== =======================================

Class B Warrants exercisable to
purchase one share of Common Stock       Boston Stock Exchange
======================================== =======================================

Securities registered under section 12(g) of the Exchange Act: Common Stock, par value $.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $972,739

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $6,821,641 as of March 24, 1997. On such date, the last sales price of registrant's Common Stock was $1.625 per share.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,197,933 shares of Common Stock, $.01 par value, issued and outstanding at March 24, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
Item 1. Description of Business ...........................................    3

Item 2. Description of Property ...........................................    8

Item 3. Legal Proceedings .................................................   16

Item 4. Submission of Matters to a Vote of Security Holders ...............   17

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters ..........   18

Item 6. Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...........................................   19

Item 7. Financial Statements ..............................................   25

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act ...............   27

Item 10. Executive Compensation ...........................................   28

Item 11. Security Ownership of Certain Beneficial Owners and Management ...   30

Item 12. Certain Relationships and Related Transactions ...................   32

Item 13. Exhibits and Reports on Form 8-K .................................   32

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

    Texoil, Inc. ("Texoil" or the "Company") explores for, develops and produces oil and natural gas. Founded in 1964, the Company is currently focusing its operations on exploratory drilling in South Louisiana and the Texas Gulf Coast for oil and natural gas reserves on relatively deep prospects, typically based on interpretations of three-dimensional ("3-D") seismic surveys. The Company's address is 1600 Smith Street, Suite 4000, Houston, Texas 77002 and its telephone number is (713) 652-5741.

    The Company's business has been conducted since 1964 by its wholly-owned subsidiary, Texoil Company, a Tennessee corporation. Texoil Company became a subsidiary of the Company in March 1993 after surviving a merger with a wholly-owned subsidiary of the Company. At the time of the merger the Company, which then was named Comet Entertainment, Inc., a Nevada corporation ("Comet"), was a Securities and Exchange Commission ("SEC") reporting company, but had no substantive assets or operations. Upon consummation of the merger (the "Comet Merger"), Texoil Company's stockholders and management became Comet's management and controlling stockholders, Comet changed its name to Texoil, Inc. and, accordingly, Texoil Company, as a wholly-owned subsidiary of Texoil, Inc., survived the Comet Merger and continues its business under the same management and control as it had before the Comet Merger. Unless otherwise indicated, all future references herein to "Texoil" or the "Company" relate to Texoil Company for the period prior to the Comet Merger and to Texoil, Inc. and its subsidiaries for the period after the Comet Merger.

RECENT DEVELOPMENTS

    To fund its initial 3-D seismic exploration program, in September 1996, the Company and its wholly-owned operating subsidiary Texoil Company ("Subsidiary"), entered into a Note Purchase Agreement with four limited partnerships of which Resource Investors Management Company Limited Partnership ("RIMCO") is the controlling general partner ("RIMCO Agreement" or "RIMCO Financing"). Under the RIMCO Financing, the lenders have agreed to provide up to $8,000,000 in two separate financings. In connection with the RIMCO Financing, Gary J. Milavec, a Vice President of RIMCO Associates, Inc., was elected to the Company's Board of Directors. (See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Flow From Financing.)

    The recently completed 3-D seismic interpretations over the Raceland and Greens Lake Prospects have identified locations on which drilling operations are scheduled to commence in the second quarter of 1997. The Raceland and Greens Lake Prospects are located in Lafourche Parish, Louisiana, and Galveston County, Texas, respectively. (See Item 2. Description of Property - Exploration Prospects - Texoil Exploration Prospects). Due to the extensive amount of 7rospective areas indicated by the 3-D seismic interpretations, Texoil has acquired approximately double the amount of lease acreage and it plans to explore into deeper horizons than originally planned. In connection with these developments, Texoil is seeking additional debt capital or equity as may be necessary.

BUSINESS STRATEGY

    The Company's strategy is to apply cost effective business measures and newer, more efficient prospecting technologies to its exploration and production operations. The objective of the Company's near-term strategy is maximization of the value of its existing exploratory prospect inventory while reducing its cost and risk exposure. The Company endeavors to spread its potential risk and expense by participating for a lower working (i.e., "cost") interest in wells, typically one-eighth to one-fourth, and selling additional interests on a promoted basis such that the Company will ultimately own a 25% to 50% interest in each prospect that it operates. Additionally, the Company is seeking to evaluate a wider array of exploratory prospects than it has in the past and intends to participate in the drilling of prospects operated by others where warranted. To lower the risk of exploration, the Company generally limits its participation in exploratory drilling to those prospects for which geological evaluation has been obtained through the advanced and cost-effective technology of 3-D seismic surveys.

    As an early step in implementing its strategy, the Company entered into a simultaneous prospect sale and participation agreement with Texas Meridian Resources Corp. ("Texas Meridian") in December 1992 (the "Texoil-Texas Meridian Agreement"). Under the terms of the agreement, Texoil sold 14 of its unleased exploratory prospect areas to Texas Meridian for $500,000 cash, overriding royalties ranging from 2.0% to 3.75% on production from wells drilled within a defined area on the prospects, and retained a prospect-by-prospect option (but no obligation) to acquire from Texas Meridian on an unpromoted basis up to a 10% working interest in wells drilled within the defined area on the Texoil generated prospects. The working interest option arrangement provides Texoil with the opportunity to review the 3-D seismic survey data and other prospect information assembled by Texas Meridian before Texoil's commitment to participate in drilling and prior to any expenditure on Texoil's part, thus decreasing Texoil's cost and risk exposure prior to its decision to participate. The unleased exploratory prospects transferred to Texas Meridian consisted of geological and geophysical data, maps, files, and interpretations relating to several geographically delineated areas believed to overlay geological features potentially productive of hydrocarbons, all of which are located in South Louisiana.

    Continuing its strategy, the Company completed its preliminary geological and geophysical evaluation of several of its exploratory prospects during the first quarter of 1995 (this process was begun in 1994) and shot and processed two proprietary 3-D seismic surveys in 1996. The preliminary evaluation, a multi-month process, included the purchase of existing so-called "2-D" seismic data, the reprocessing of that data, and the integration of the reprocessed data, along with subsurface geological information from existing wells, into the final geological and geophysical interpretation of each prospect. The goal of the preliminary evaluation is to determine whether a prospect qualifies as a candidate for the application of, and the expenditure required for conducting additional 3-D seismic surveys. Based upon the results of the evaluations, Texoil then acquires oil and gas lease options and leases covering the prospects and permits only around the perimeter of the prospective acreage. It then conducts 3-D seismic surveys and makes determinations to drill based on the interpretation of the 3-D seismic data.

    Since the Company does not employ an in-house exploration staff it uses expert independent consultants as its primary source of prospect generation and early prospect evaluation. Upon qualifying prospects to initiate 3-D seismic surveys, the Company seeks to enter into contractual arrangements with partners specializing in 3-D seismic design, quality control and interpretation. In 1994, the Company entered into a strategic alliance and later a working interest partnership with 3DX Technologies, Inc., a well-regarded industry leader in the field of 3-D seismic technology, on its Raceland Prospect. On other non-operated prospects, the Company works integrally with the operator's 3-D seismic technical staff such as Phillips Petroleum on its Laurel Grove Prospect and Burlington Resources on its Greens Lake Prospect.

THREE-DIMENSIONAL SEISMIC SURVEYS

    Seismic surveys are digital recordings of shock waves reflected off of underground formations. Three-dimensional seismic is the application of powerful computer workstations and sophisticated software to seismic data acquired from a dense pattern of shot points to create computer-generated, three-dimensional displays of subsurface geological formations. Extensive arrays of listening devices gather thousands of times more detail than conventional, "2-D" seismic surveys, and permit a more complete, clear picture of the subsurface. This detail enables explorationists to detect seismic anomalies and structural features that are not apparent in 2-D surveys, thus improving their view of target formations and the areal extent of potential pay sands. Management believes that 3-D seismic surveys are particularly suited to exploration in geologically complex areas of the Texas and Louisiana Gulf Coast. Both the Miocene and Oligocene Frio geological formations of South Louisiana and the Texas Gulf Coast are believed by management to offer opportunities for discovery of significant oil and gas reserves that were previously overlooked or which underlie previously found productive fields. Management believes that 3-D seismic surveys are capable of delineating complex and subtle traps, often adjacent to dry holes.

    Industry statistics have shown that 3-D seismic technology, properly used, will reduce exploration risks and costs by reducing the number of dry holes, optimizing well locations, and reducing the number of wells required to develop a discovery. In the case of the Company, 75% ( three of four) of the exploratory test wells drilled by Texas Meridian within three areas subject to the Texoil-Texas Meridian Agreement have been successful. Likewise, in two other areas subject to the Texoil-Texas Meridian Agreement, exploratory wells were not drilled after the 3-D seismic interpretation indicated the areas were not prospective for commercial quantities of oil or gas. In this manner expensive, potentially dry holes were not drilled.

COMPETITION

    The Company encounters strong competition from major oil companies and independent operators in acquiring properties and leases for exploration for crude oil and natural gas. The principal competitive factors in the acquisition of such oil and gas properties include the staff and data necessary to identify, investigate and purchase such leases, and the financial resources necessary to acquire and develop such leases. Many of the Company's competitors have financial resources, staffs and facilities substantially greater than those of the Company.

REGULATION

    ENVIRONMENTAL REGULATION. Operations of the Company are subject to numerous federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences; restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities; prohibit drilling activities on certain lands lying within wetlands or other protected areas; and impose substantial liabilities for pollution resulting from drilling and production operations. Moreover, state and federal environmental laws and regulations may become more stringent. These environmental laws and regulations may affect the Company's operations and costs as a result of their effect on oil and gas development, exploration, and production operations. For instance, legislation has been proposed in Congress from time to time that would amend the federal Resource Conservation and Recovery Act of 1976 ("RCRA") to reclassify oil and gas production wastes as "hazardous waste." If such legislation were enacted, it could have a significant impact on the Company's operating costs, as well as on the oil and gas industry in general. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance. In addition, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") and certain state laws and regulations impose liability for cleanup of waste sites.

    The Federal Clean Water Act, including the National Pollutant Discharge Elimination System ("NPDES") permit program, and similar state environmental laws regulate discharges by oil and gas producers of produced water into Coastal Waters (waters of the U.S. inland from the territorial seas). The Company has permits from the Louisiana Department of Environmental Quality ("LDEQ") to operate its Main Pass 3 and Main Pass 4 facilities in Louisiana state waters. However, under the applicable NPDES General Permit for Produced Water and Produced Sand Discharges from the Oil and Gas Extraction Point Source Category to Coastal Waters in Louisiana and an associated administrative order, discharges of produced water are prohibited after December 31, 1996 except by exception, on a case by case basis, by the LDEQ acting under its WP023E and WP023E-A Declaration of Emergency, "Extension of Time to Achieve Compliance with Prohibition Against Produced Water Discharges in Freshwater Areas and in Intermediate, Brackish, and Saline Water Areas Inland of the Territorial Seas (LAC 33:IX.708.C)". Under this Declaration of Emergency, the Company is temporarily authorized by the LDEQ until July 1, 1997 to discharge produced water into Coastal Waters at its Main Pass 3 Field facilities in Louisiana . It is not discharging produced water at its Main Pass 4 Field facility because the well is shut in awaiting on completion to a new zone. When the Company is required to cease discharge of produced water at Main Pass 3, and when production is restored at its Main Pass 4 Field facility, it must either install underground injection facilities, which themselves require regulatory permits, to dispose of the produced water, or evaluate other means of disposing of the produced water, or abandon the remaining reserves from water-bearing reservoirs. An inactive well exists at each of the Main Pass 3 and Main Pass 4 facilities that could be permitted to be converted into underground injection wells. The Company is also evaluating a proposal from another operator to route the production flow stream from the Main Pass 3 oil well to an adjacent platform where underground injection facilities already exist.

    OIL AND GAS REGULATION. Complex regulations, concerning all phases of energy development at the local, state and federal levels, apply to the Company's operations and often require interpretation by the Company's professional staff or outside advisors. The federal government and various state governments have adopted numerous laws and regulations respecting the production, transportation, marketing and sale of oil and natural gas. Regulation by state and local governments usually covers matters such as the spacing of wells, allowable production rates, environmental protection, pollution control, taxation and other related matters. In Louisiana, the Commissioner of the Office of Conservation is empowered to create geographic or geological units for drilling and producing wells which units contain, in the Commissioner's sole judgment, the production acreage likely to be efficiently and economically drained by such well. These units are created only after notice to interested parties and a hearing at which time the Commissioner will accept geological and engineering testimony from the interested parties. The creation of these units can combine the Company's leasehold interest with lease acreage held by competing producers and can have the effect of decreasing (or increasing) the interest to which the Company would otherwise be entitled.

    Domestic exploration for, and production and sale of, oil and gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Numerous departments and agencies, both federal and state, are also authorized by statute to issue, and have issued, rules and regulations binding on the oil and gas industry that often are costly to comply with and that carry substantial penalties for non-compliance. In addition, production operations are affected by changing tax and other laws relating to the petroleum industry, by constantly changing administrative regulations, and possible interruption or termination by government authorities. Moreover, future changes in local, state or federal laws and regulations could affect the profitability of the Company.

OPERATIONAL HAZARDS AND INSURANCE

    The Company's operations are subject to all of the risks normally incident to the production of oil and gas, including blowouts, cratering, pipe failure, casing collapse, oil spills and fires, each of which could result in severe damage to or destruction of oil and gas wells, production facilities or other property, or injury to persons. The energy business also is subject to environmental hazards, such as oil spills, gas leaks, and ruptures and discharge of toxic substances or gases that could expose the Company to substantial liability due to pollution and other environmental damage. Although the Company maintains insurance coverage considered to be customary in the industry, it is not fully insured against certain of these risks, either because such insurance is not available or because of high premium costs. The occurrence of a significant event that is not fully insured against could have a material adverse effect on the Company's financial position.

EMPLOYEES

    At December 31, 1996, the Company's management and administrative functions were conducted by 4 persons, 2 full time employees and 2 contract personnel.

FACILITIES

    The Company currently occupies approximately 6,700 square feet of office space, net of approximately 2,300 square feet it has subleased, located at 1600 Smith, Suite 4000, Houston, Texas 77002. The lease provides for gross rent of $122,540 per year and expires September 30, 2000. Under the terms of the lease, the Company received a partial year's free rent (such free rent was from June 1, 1995 to February 1, 1996) and has the option to terminate the lease in October 1998 by paying a one-time penalty of $33,403. In the event this option is exercised, the approximate future minimum payments under the terms of the lease agreement would be reduced by approximately $214,000. The Company believes its current facility is sufficient for the foreseeable future. The rent expense is currently offset by proceeds from a sublease which expires in the year 2000, making the Company's net lease expense approximately $81,000 per year.

FORWARD-LOOKING INFORMATION

    This annual report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding the Company's business strategy, plans, objectives and beliefs of management for future operations are forward looking statements. Although the Company believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that such expectation will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are discussed in Item 1 "Business", Item 2 "Properties" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 2. DESCRIPTION OF PROPERTY

EXPLORATION PROSPECTS

    The Company's domestic exploratory drilling is expected to be conducted primarily along the Gulf Coast in South Louisiana and the Texas Gulf Coast where substantial natural oil and gas reserve addition opportunities exist. The Company expects to exploit these opportunities through exploratory drilling on prospects generated by Texoil for its own operations and on prospects generated by others and presented to Texoil for possible acquisition, as well as through exploratory drilling programs with other experienced South Louisiana and Texas Gulf Coast operators.

    A prospect is a geographic area which the Company believes encompasses one or more subsurface features that may be productive of oil or natural gas if drilled. In order for a prospect to be drilled, it typically is necessary for the operator of the prospect to obtain oil and gas leases covering the prospect from the owners of the mineral interests underlying the prospect. References to "prospect areas" or "prospects" mean geographic areas of exploratory interest that may be entirely unleased or in various stages of leasing and should not be understood to imply that all oil and gas leases necessary for drilling of the prospects are owned by an operating partner or the Company, as the case may be.

    The Company will continue to evaluate generating or acquiring new prospects and will continue to evaluate its participation rights related to the Texoil-Texas Meridian Agreement. "Texoil Exploration Prospects" refers to prospects in which Texoil has retained certain working interest ownership of possible future drilling and production operations. "Texas Meridian-Operated Prospects" refers to those certain prospects generated by the Company and sold to Texas Meridian under the Texoil-Texas Meridian Agreement.

TEXOIL EXPLORATION PROSPECTS.
    As of December 31, 1996 Texoil had a number of exploratory prospects in various stages of geological and geophysical evaluation, all but one of which are located in South Louisiana. Each of these prospects contain several prospective fault blocks typically with multiple stacked prospective sand targets. For the Company's exploratory prospects and, generally, for any additional third-party generated prospects that it may decide to acquire in the future, the Company has sought industry and other partners to participate in such prospects.

    The following are summaries of the Raceland, Greens Lake and Laurel Grove Prospects on which Texoil anticipates conducting drilling or significant 3-D seismic acquisition activities during 1997.

    RACELAND 3-D EXPLORATION PROSPECT. The Company announced plans to commence exploratory drilling operations on the Raceland Prospect in the second quarter 1997. It currently owns a 29.26% working interest in this prospect located in Lafourche Parish, Louisiana approximately 30 miles southwest of New Orleans. Texoil Company is the operator and its working interest partners include Pogo Producing Company, Southwest Gas Supply (a subsidiary of MCN Corp.), GEDD, Inc., 3DX Technologies, Inc., and Shore Oil Company. Approximately 62 square miles of proprietary 3-D seismic data was acquired in 1996 and processing was completed early in 1997. Texoil assembled a land block of over 40,000 acres consisting of seismic lease options and/or seismic permits, of which approximately 10,600 acres are now under lease. Interpretation of the complete 3-D data set continues over other prospective areas within the 3-D survey area

    Raceland is an exploration project containing exploitation possibilities on the flanks of the producing Raceland Field salt dome. The Raceland Field was discovered by Amerada Hess prior to World War II and has produced approximately 27 million barrels of oil and 175,000 mcf gas. It has not been analyzed by modern exploration techniques such as 3-D seismic surveys. It lies in the vicinity of the Lake Boeuf and Southwest Lake Boeuf fields and targets Miocene-age sand objectives ranging from 12,000 to 17,000 feet in depth. Within the Miocene section, multiple Cib op and Robulus reservoirs around the salt dome are highly prolific, but development of these intervals has been confined to the northwest flank. The dome is regarded as underexploited and substantially unexplored in these horizons. The Raceland Prospect is expected to generate multiple drillable prospects consisting of exploration in fault traps lying on the untested southwest, south and southeast flanks of the salt dome and exploitation around the producing Raceland Field with associated fault and pinchout traps.

    GREENS LAKE 3-D PROSPECT. The Company also expects to commence exploratory drilling operations on the Greens Lake Prospect in the second quarter 1997. The Company owns a 30% non-operated working interest in this prospect located in Galveston County, Texas. Burlington Resources is the operator and owns 70% working interest. Burlington Resources has proposed, and the Company has elected to participate in, the first exploratory test well which is scheduled to spud after the drilling rig is released from the well it is currently drilling for Burlington Resources. The Greens Lake Prospect initial test well is scheduled to drill to a total depth of 11,750 feet to test an abnormally pressured Frio gas sand, locally referred to as the Big Gas Sand, and potentially four other deeper Frio sands, locally referred to as the Houston Farms Sands. Approximately 22 square miles of proprietary 3-D seismic data was acquired in 1996 and processing was completed in 1997. Interpretation of the complete 3-D data set continues over other prospective areas within the 3-D survey area

    LAUREL GROVE PROSPECT. The Company owns a 30% working interest in its Laurel Grove 3-D Prospect in Lafourche Parish, Louisiana. Phillips Petroleum is the operator and owns a 70% working interest. Proprietary 3-D seismic data acquisition operations in the field have commenced and the Company anticipates completion of data acquisition for this prospect in the third quarter 1997. Data processing and interpretation is expected to proceed throughout 1997 and into 1998. Under the terms of the sale of the Laurel Grove Prospect, Phillips Petroleum will pay for 100% of the 3-D seismic survey. The Company will pay for 30% of leases and drilling costs to Phillips Petroleum and has begun to make capital expenditures by electing to participate in all lease acquisitions exercised to date by Phillips Petroleum.

    The Laurel Grove Prospect is a multi-pay 3-D exploratory prospect consisting of two principal objectives: the Miles Timber and Marginulina "A" sands at a depth of approximately 14,000 feet and 15,000 feet, respectively. A third possible objective is the deeper Siphonina davisi sand at approximately 16,500 feet. The prospect is defined by subsurface control and 2-D seismic data. A 3-D seismic survey is required to locate the optimum structural position and the precise placement of the trapping fault(s).

    The Company presently has four other prospects in inventory which are unleased and awaiting further evaluation.

TEXAS MERIDIAN-OPERATED PROSPECTS.

    Under the Texoil-Texas Meridian Agreement, the Company sold certain prospects to Texas Meridian for cash, plus overriding royalty interests of 2.0% to 3.75% in wells drilled (depending on landowner and certain other royalty burdens) as well as the right to participate on a proportional cost basis for up to a 10% working interest in a defined area within each prospect. The Company's overriding royalty interests and working interest options relate to lease acreage which Texas Meridian may choose to assemble with respect to each prospect within a defined geographic prospect area. In addition, Texas Meridian has leased or is expected to seek leases for its own account on acreage adjacent to or near (but not within) the prospect areas identified by Texoil in the Texoil-Texas Meridian Agreement. The Company will therefore not participate in net revenues from any exploratory or development wells drilled on leases in which it has no overriding royalty or working interest, unless lease acreage in which the Company owns an interest is included within a producing unit ordered by the Louisiana Office of Conservation or otherwise created.

    Texoil currently owns certain interests in the Bayou Lafourche, Lake Boeuf, and East Cameron Prospects on which Texas Meridian has completed producing wells. The following is a summary of each of those three prospects.

    BAYOU LAFOURCHE PROSPECT. In October 1994, the first well drilled under the Texoil-Texas Meridian Agreement was placed on production from the Rob A sand. This well, the Ariel Corp. No.1, was drilled on the Bayou Lafourche Prospect in Lafourche Parish, Louisiana approximately 30 miles southwest of New Orleans, Louisiana. The Company does not anticipate additional drilling will occur on this prospect in the near future.

    LAKE BOEUF PROSPECT. The Lake Boeuf Prospect, located adjacent to the Bayou Lafourche Prospect, is the second prospect area subject to the Texoil-Texas Meridian Agreement in which the Company owns an interest. Texas Meridian announced in October 1994 the successful completion of the Pacific Enterprises No. 1 exploratory test well in the Rob C sand at a location immediately adjacent to acreage in which Texoil owns participation rights in the Lake Boeuf Prospect area in Lafourche Parish. Texas Meridian drilled a development well, the Pacific Enterprises No. 2 (now named the Edward Caire No. 1), and completed it as a producer during the third quarter of 1995, having been bottomed on the Texoil participation rights acreage. Unitization by Louisiana regulatory authorities resulted in approximately 22% of the Rob C producing unit being comprised of acreage in which Texoil owns participation rights. Texas Meridian later drilled a third well on acreage in which Texoil owns participation rights during the fourth quarter of 1995 and it was abandoned as a dry hole. Texas Meridian subsequently drilled a fourth well on acreage in which Texoil does not own participation rights and it too was abandoned as a dry hole. The Company does not anticipate additional drilling will occur on this prospect in the near future.

    EAST CAMERON PROSPECT. The East Cameron Prospect, located in Cameron Parish, Louisiana, approximately 25 miles south of Lake Charles, Louisiana, is the third prospect area subject to the Texoil-Texas Meridian Agreement in which the Company owns an interest. In April 1996, Texas Meridian successfully completed the Henry No. 1 exploratory test well in the Abbeville 2 sand at a location immediately adjacent to acreage in which Texoil owns participation rights. Texas Meridian drilled a development well, the Henry No. 2, and completed it as a producer in August 1996, having been bottomed on the Texoil participation rights acreage. Unitization by Louisiana regulatory authorities resulted in approximately 27% of the Abbeville producing unit being comprised of acreage on which Texoil owns participation rights. Texas Meridian subsequently drilled two additional discovery wells on separate fault blocks, one to the west and the other one to the east of the initial discovery fault block in which Texoil now owns certain interests. Texoil currently owns no interest in these two wells. Texas Meridian announced it expects to drill at least three additional wells in the field. The Company's right to acquire additional interests in wells drilled by Texas Meridian depends on the locations of future drilled and completed wells, and unitization hearings to be held before the Commissioner of Conservation of the State of Louisiana.

    OTHER TEXAS MERIDIAN OPERATED PROSPECTS. Texas Meridian has recently completed the acquisition of proprietary 3-D seismic data on two additional Texas Meridian-Operated prospects and data processing is in progress. The Crown Point Prospect is located in Plaquemines Parish, Louisiana approximately 10 miles southeast of New Orleans and the Main Pass Block 5 Prospect is located in state water bottoms off the coast of St. Bernard Parish, Louisiana.

DRILLING ACTIVITIES

    The following table lists the number of gross and net exploratory and development wells drilled in which the Company has participation rights since the inception of its strategy to drill based on 3-D seismic survey interpretations. Presently, all these represent wells drilled by Texas Meridian as operator since the Texoil Exploration Prospects are not scheduled to commence drilling operations until later in the second quarter of 1997.

                       EXPLORATORY                     DEVELOPMENT
              ----------------------------    ----------------------------
               PRODUCTIVE         DRY          PRODUCTIVE         DRY
YEAR ENDED    ------------    ------------    ------------    ------------
DECEMBER 31   GROSS    NET    GROSS    NET    GROSS    NET    GROSS    NET
-----------   -----    ---    -----    ---    -----    ---    -----    ---
    1994        2      .116     0      .000     0      .000     0      .000
    1995        0      .000     1      .025     1      .006     0      .000
    1996        1      .007     0      .000     1      .007     0      .000
              ----    -----    ----   -----    ----   -----    ----    ----
Total           3     0.123     1     0.025     2     0.013     0       0.0

    This limited data represents an exploratory drilling success rate of 75% (three of four gross wells) and a development drilling success rate of 100% (two gross wells). Prior to implementing its present strategy to focus on drilling based on 3-D seismic interpretations, the Company drilled 57 gross exploratory wells with a 27% success rate on a gross well basis and 14 gross development wells with an 86% success rate on a gross well basis from 1980 to 1995. Texoil was the operator in the drilling of approximately 80% of these 71 wells which were based on conventional subsurface and 2-D seismic techniques.

PRODUCING PROPERTIES AND DEVELOPMENT DRILLING

    The Company's oil and gas producing activities are conducted in six South Louisiana fields. Presented below are brief descriptions of each producing field which include disclosures of the proved reserve quantities as of December 31, 1996, the latest date as of which the Company has disclosed such information (see "-Oil and Gas Reserves").

    SOUTHWEST LAKE BOEUF FIELD, LAFOURCHE PARISH (CONTAINS THE BAYOU LAFOURCHE PROSPECT AND THE LAKE BOEUF PROSPECT). The Field was originally discovered by Bradco Oil & Gas Company in 1969. In the late 1980's, Texoil generated a prospect, referred to as the Bayou Lafourche Prospect, covering approximately 750 acres in an untested portion of the field with multiple potential objectives ranging from 13,500 to 17,500 feet. In 1994, following 3-D seismic evaluation, Texas Meridian, successfully drilled and completed the Ariel Corp. No.1 well in June 1994. Texoil owns a 9.9% working interest and 11.1% net revenue interest. The well is producing approximately 500 barrels of oil and approximately 2,000 mcf of gas per day. Proved reserves applicable to Texoil's interest in the Ariel Corp. No.1 well at December 31, 1996 amounted to approximately 57,300 barrels of oil and 328,500 mcf of gas. Also located in the Southwest Lake Boeuf Field are two producing wells related to the Lake Boeuf Prospect, a second prospect area subject to the Texoil Texas Meridian Agreement. As described in " Exploration Prospects - Texas Meridian-Operated Exploration Prospects", Texoil acquired participation rights following a unitization hearing. Texoil's interest in the two wells is a net 0.56% overriding royalty. Together the two wells are producing approximately 790 barrels of oil and 1,400 mcf of gas per day. Proved reserves applicable to Texoil's interest in the Lake Boeuf Prospect at December 31, 1996 amounted to 6,400 barrels of oil and approximately 13,600 mcf of gas.

    BACKRIDGE FIELD, CAMERON PARISH. The third prospect area subject to the Texoil-Texas Meridian Agreement in which the Company owns an interest, is the Backridge Field related to the East Cameron Prospect. As described in " - Exploration Prospects - Texas Meridian-Operated Exploration Prospects", Texoil acquired participation rights in two producing wells following a unitization hearing. Texoil interest in the two wells is a net 0.669% overriding royalty. Together the two wells are producing approximately 600 barrels of oil and 750 mcf of gas per day. Proved reserves applicable to Texoil's interest in the East Cameron Prospect in the Backridge Field at December 31, 1996 amounted to approximately 15,600 barrels of oil and 7,100 mcf of gas.

    BURAS FIELD, PLAQUEMINES PARISH. The Buras Field was discovered originally by Shell Oil Company in the early 1950's. In 1980, when the field was no longer producing, Texoil extended the productive limits of the field to the south and subsequently drilled eight producing wells, three of which were dually completed in various portions of the newly extended field. Cumulative gross production from the Texoil wells has been approximately 654,000 barrels of oil and 8,200 mcf of gas. Texoil owns a 14.6% working interest in the Rusich No.1, formerly known as the Mistich No.1, well which was completed in January 1994 and went on production in March 1994. The well is currently producing approximately 30 barrels of oil per day along with a small amount of gas. Proved reserves applicable to Texoil's interest in this field at December 31, 1996 amounted to approximately 558 barrels of oil and 1,300 mcf of natural gas.

    DORCYVILLE FIELD, IBERVILLE PARISH. The Dorcyville Field was discovered by Texoil in 1985. Field cumulative gross production to date has been approximately 1,911,000 barrels of oil and 1,920,000 mcf of gas. Four producing wells were subsequently drilled and completed in the field and one well currently remains active, producing approximately 20 barrels of oil per day. Proved reserves applicable to Texoil's interest in this field at December 31, 1996 amounted to approximately 4,400 barrels of oil and no gas reserves. The Company's working interest is approximately 27.9%.

    MAIN PASS 3 FIELD, ST. BERNARD PARISH. The Main Pass 3 Field is within the Chandeleur Sound Block 71 productive area. In 1989, Texoil established production in several gas and oil zones which were found at a shallower depth and to the south of the main field production. An additional productive interval was found in one of the regular field pay sands. This provided the necessary evidence to extend the productive limits of the reservoir onto the Texoil acreage. As a consequence of unitization, Texoil shares in oil and gas revenue from this reservoir which is produced in a non-operated well. Of the shallower zones discovered by Texoil, cumulative gross production to date from the well drilled by Texoil has been approximately 154,000 barrels of oil and 1,200,000 mcf of gas. Texoil has a 73.7% working interest in the Company-operated State Lease 12503 No.1 well which is currently shut-in while awaiting repairs to the production barge facilities. Proved reserves applicable to Texoil's interest in this field at December 31, 1996 amounted to approximately 36,200 barrels of oil and approximately 14,100 mcf of gas.

    MAIN PASS 4 FIELD, ST. BERNARD PARISH. The Main Pass 4 Field was discovered by Texoil in 1986. Cumulative gross production to date has been approximately 3,550,000 mcf of gas and 23,000 barrels of oil and condensate. One well remains capable of production but is presently shut in pending workover operations. The Company's working interest is approximately 98.5%. Proved reserves applicable to Texoil's interest in this field at December 31, 1996 amounted to approximately 69,400 barrels of oil and approximately 137,600 mcf of gas.

OIL AND GAS RESERVES

    Presented below are the estimated quantities of proved and proved developed reserves of crude oil and natural gas owned by Texoil as of December 31, 1995 and 1996, and the principal components of the changes in the quantities of reserves which has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Texoil's oil and gas reserves were estimated by Gruy Engineering Corporation, independent petroleum engineers, for the years ended December 31, 1995 and 1996. 100% of the Company's proved reserves are developed as of December 31, 1996. Approximately 44% were classified as proved developed producing and approximately 56% were classified as proved developed non-producing.

                                                          OIL            GAS
         PROVED NET RESERVES:                           (MBBLS)         (MMCF)
                                                        -------         ------
         Balance at December 31, 1995                     212             693
             Discoveries and extensions                    17               8
             Revisions of previous extimates               (6)            (16)
             Production                                   (29)           (105)
         Balance at December 31, 1996                     194             580

    The following table shows the present value (discounted at 10%) as of December 31, 1995 and 1996 of estimated pre-tax future net revenue from the production and sale of Texoil's proved reserves. These estimated discounted present values are derived from the independent petroleum engineer's reserve reports and Company estimates described above and are calculated in accordance with the rules and regulations of the SEC. The estimates are therefore not intended to represent the current fair market value of the estimated oil and gas reserves owned by the Company.

                                             NET PRESENT VALUE DISCOUNTED AT
                                                      10% PER YEAR
                                             --------------------------
                                                 1995           1996
                                             ----------      ----------
 Proved developed producing................  $2,225,307      $2,124,637
 Proved developed non-producing............      12,916       1,109,482
 Proved undeveloped........................           0               0
                                             ----------      ----------
                   Total proved............  $3,138,222      $3,234,119
                                             ----------      ----------

    The net reserve information listed above are only estimates. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of Texoil. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of oil and gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and gas sales prices may all differ from those assumed in these estimates. Therefore, the present value shown above should not be construed as the current market value of the estimated oil and gas reserves attributable to Texoil's properties.

    In this regard, the information set forth in the foregoing tables includes revisions of certain volumetric reserve estimates attributable to proved properties included in the preceding year's estimates. The revisions were the result of additional information from subsequent completions and production history from the properties involved. In accordance with SEC guidelines, estimates of future net revenues from Texoil's properties and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. The averages of the product prices as of December 31, 1996, were $23.43 per barrel of oil and $3.80 per thousand cubic feet of gas, which compare to December 31, 1995 prices of $18.99 per barrel of oil and $3.81 per thousand cubic feet of gas. Prices for gas and, to a lesser extent, oil are subject to substantial seasonal fluctuations, and prices for each are subject to substantial fluctuations as a result of numerous other factors.

    The net oil and gas reserves for the Company include discoveries and extensions totaling 17,359 barrels of oil and 7,867 mcf of gas attributable to its participation in the Texas Meridian-Operated Prospect discovery in the East Cameron Prospect.

    The net oil and gas reserves of the Company were revised downward at December 31, 1996 by 5,758 barrels of oil and 16,342 mcf of gas. This revision resulted from downward revisions in recoverable reserves attributable primarily to a reduction in recoverable reserves from the Murrel No. 4 and No. 5 in the Dorcyville Field and the S.L. 11046 No.1 in the Main Pass Block 4 Field. These downward revisions were partially offset by upward revisions in the Ariel Corp. No.1 in the Southwest Lake Boeuf Field and the S.L. 12503 No.1 in the Main Pass 3 Field area.

    Since December 31, 1995, Texoil has not filed any estimates of proved oil or gas reserves with any federal authority or agency (see Note 12 to the Consolidated Financial Statements for certain additional information concerning Texoil's proved reserves).

PRODUCTION AND SALES

    The following table presents certain information with respect to oil and gas production attributable to Texoil's interest in its properties, the revenue derived from the sale of such production, average sales price received and average production costs during the two years ended December 31, 1995 and 1996.

                                                       YEARS ENDED DECEMBER 31
                                                         -------------------
                                                          1995        1996
                                                         ------      -------
         Production:                   Oil (Mbbl)            41           29
                                       Gas (mmcf)           152          105
         Revenue (000's)               Oil (Mbbl)        $  759      $   649
                                       Gas (mmcf)           352          324
                                                         ------      -------
                                          Total          $1,111      $   973
                                                         ------      -------
         Average Sales Price:          Oil (Mbbl)        $18.51      $ 22.38
                                       Gas (mmcf)        $ 2.32      $  3.08
                                       Per BOE (1)       $16.83      $ 20.92
         Production costs per BOE                        $ 4.17      $  4.08
-----------
(1) "BOE" means barrels of oil equivalent. Gas is equated to oil on an energy equivalent basis of six mcf of gas per barrel of oil.

        Texoil's oil production is sold primarily to large petroleum company purchasers in South Louisiana. Because of the quality of its crude oil production, Texoil generally receives a premium of between $.50 and $1.50 a barrel over the periodic "posted" prices in the area. Texoil's gas production is sold primarily to pipelines and/or gas marketers in South Louisiana under short-term contracts (usually 90 days) at prices which are pegged to the "spot"' market for gas sold in South Louisiana.

    Revenues received (or receivable) from companies comprising more than 10% of Texoil's total sales in each of the last two years were as follows:

                                            YEARS ENDED DECEMBER 31
                                              ----------------
                                              1995        1996
                                              ----        ----
Koch Oil Company .......................        14%          9%
Murphy Oil Corporation .................        18%          1%
Texas Meridian Resources Corporation ...        58%         86%

PRODUCTIVE WELLS AND ACREAGE

    Texoil had working interests in 7 gross (2.17 net) producing oil wells and 7 gross (2.17 net) producing gas wells. The following table shows Texoil's developed and undeveloped acreage over its producing property interests in Louisiana and Texas, as of December 31, 1996. The table does not include Texoil's share of approximately 7,100 gross acres leased in 1997 and current lease options over the Raceland Prospect in which Texoil owns a 29.26% working interest. It also does not include acreage attributable to any options held by Texoil to acquire working interests of up to 10% within defined areas of any of the Texas Meridian-Operated Prospects, upon which Texas Meridian has not yet commenced drilling operations.

                                                GROSS            NET
                                               ------           -----
    Developed Acreage (1) ................      1,584             227
    Undeveloped Acreage (2) ..............      8,887           2,218
                                               ------           -----
                                               10,471           2,445
                                               ------           -----
------------

(1) Developed acreage is comprised of acres pooled with, unitized from, or assigned to productive wells.

(2) Undeveloped acres are acres on which wells have not been drilled or have not been completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

TITLE TO PROPERTIES

    It is customary in the oil and gas industry to make only a cursory review of title to undeveloped oil and gas leases at the time they are acquired. It is also customary to obtain more extensive title examinations prior to the commencement of drilling operations on undeveloped leases or prior to the acquisition of producing oil and gas properties. With respect to the future acquisition of both undeveloped and developed leaseholds, the Company plans to conduct title examinations on such properties in a manner generally consistent with such industry practices. The Company has obtained title opinions, title reports or otherwise conducted title investigations covering substantially all of its producing properties and believes it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, overriding royalty interests, liens for current taxes and other burdens which the Company believes do not materially interfere with the use or affect the value of such properties.

    Substantially all of the Company's oil and gas properties are and may continue to be mortgaged to secure borrowings under the RIMCO Agreement (see "Item 6. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources - Cash Flow from Financing").

RELIANCE ON OPERATORS; JOINT OPERATIONS; CERTAIN RISKS

    The Company will be a non-operating working interest owner in any Texas Meridian prospect in which it chooses to participate, and may be a non-operating interest owner in other wells in which it acquires a working interest. In such instances, the Company will depend on the operator of the wells to properly conduct lease acquisition, drilling, completion and production operations. The failure of an operator, or the drilling contractors and other service providers selected by the operator to properly perform services, could adversely affect the Company.

    The Company anticipates that it will typically own less than a 50% working interest in its prospects and will therefore engage in joint operations with other working interest owners as is typical in oil and gas exploration. If the Company owns or controls less than 50% of the working interest in a prospect, decisions affecting the prospect could be made by the owners of more than 50% of the working interest with which the Company disagrees. For instance, if the Company is unwilling or unable to participate in the costs of operations approved by a majority of the working interest in a well, its working interest in the well (and possibly other wells on the prospect) will likely be subject to contractual "non-consent penalties." These penalties may include full or partial forfeiture of the Company's interest in the well or a relinquishment of the Company's interest in production from a well in favor of the participating working interest owners until the participating working interest owners have recovered a multiple of the costs which would have been borne by the Company had it elected to participate, often from 300% to 400% of such costs.

FORWARD-LOOKING INFORMATION

    This annual report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding the Company's business strategy, plans, objectives and beliefs of management for future operations are forward looking statements. Although the Company believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that such expectation will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are discussed in Item 1 "Business", Item 2 "Properties" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 3.     LEGAL PROCEEDINGS

    Texoil presently is not a party to any pending legal proceedings. Moreover, the Company is not aware of any such proceedings that are contemplated by government authorities with respect to Texoil, its domestic oil and gas properties or its wholly-owned (inactive) subsidiary, Texoil de Argentina, S.A.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of the Company was held on October 17, 1996. The items of business noticed and transacted at the Meeting were: (i) to elect a board of seven directors to serve until the next annual Meeting of Stockholders and until their successors are elected and qualified; and (ii) to consider and act upon such other business as may properly be presented to the meeting or any adjournment thereof. A total of 4,157,073 shares of the Company's Common Stock, par value $.01 per share, and 23,000 shares of Series A Preferred Stock, par value $.01 per share were issued and outstanding as of August 22, 1996, the record date for determining the stockholders entitled to notice of, and the number of shares entitled to vote at the Meeting as one class. The holders of 3,733,526 shares of Common Stock and 23,000 shares of Series A Preferred Stock were represented at the Meeting in person or by proxy. These shares were voted as follows:

                                                                  PRESENT SHARES
                             FOR                WITHHELD            NOT VOTING
  Directors               ---------             --------           -------------
  T.W. Hoehn, Jr.         3,755,500               1,026                423,547
  Ruben Medrano           3,755,525               1,001                423,547
  T.W. Hoehn, III         3,755,525               1,001                423,547
  Gary J. Milavec         3,755,525               1,001                423,547
  Joe C. Richardson, Jr.  3,129,589              626,937               423,547
  William F. Seagle       3,129,589              626,937               423,547
  Walter L. Williams      3,755,525               1,001                423,547

As a result of voting at the Meeting, all seven director nominees were elected. No other business was presented to the meeting.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The following table lists high and low sales prices for the years 1995, 1996 and first quarter through March 24, 1997 of the Common Stock, Class A Warrants and Class B Warrants, each of which trade publicly in the NASDAQ Small-Cap Market under the symbols "TXLI", "TXLIW" and "TXLIZ", respectively.

                            TXLI                TXLIW             TXLIZ
                      ---------------       ------------       ------------
                       HIGH      LOW        HIGH     LOW       HIGH     LOW
1995                  ------    -----       -----    ---       -----    ---
     First Quarter    2 7/16    1 5/6       45/64    1/4        7/16    1/8
     Second Quarter   2 3/8     1 1/4        9/16    1/4       11/32    1/8
     Third Quarter    2 3/8     1 1/2       11/16    1/2        5/16    1/4
     Fourth Quarter   1 15/16   1 7/16      37/64    7/16      11/32    1/4

1996
     First Quarter    1 11/16   1 3/16       9/16    3/8        5/16    1/4
     Second Quarter   1 7/16      7/8        3/8     3/16       3/8     1/8
     Third Quarter    1 7/8     1            1/2     5/32       1/4     1/8
     Fourth Quarter   1 7/8     1 1/16       5/8     3/8        3/8     5/32

1997
     First Quarter    1 7/8     1 1/16       1/2     1/4        1/8     1/32
     (Through March 24, 1997)

    As of March 24, 1997, the Company's Common Stock, Class A Warrants and Class B Warrants were held by approximately 837, 21 and 20 holders of record respectively.

    The Company granted stock options to Ruben Medrano in May 1996, and to William F. Seagle in June 1996, as described later in Item 10. Executive Compensation - Option Grants. In September 1996, the Company granted J. D. Hughes a non-qualified stock option exercisable for 20,000 shares of the Company's common stock at an exercise price of $1.25 for services in making various financing alternatives to the Company. In May and September 1996 the Company issued convertible debt securities in connection with various financings as described in Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Flow from Financing - RIMCO Financing and - 1996 Director Loans. All such options and convertible debt securities were issued pursuant to negotiated transactions with sophisticated persons in accordance with the exemption from the registration requirements under the Securities and Exchange Act of 1933 provided by Section 4(2) thereof for transactions not involving any public offering.


DIVIDEND POLICY

    The Company never has paid dividends on its Common Stock. The terms of the Company's Series A Preferred Stock also prohibit the payment of dividends on Common Stock unless cumulative dividends on the Series A Preferred Stock for all prior dividend periods and for the then current quarterly dividend period have been paid or set aside out of legally available funds for payment. The annual dividend amount on the currently outstanding Series A Preferred Stock is $276,000.

    Under the RIMCO Financing, the Company, with the consent of both holders of all of the Company's outstanding Series A Preferred Stock, amended the Certificate of Stock Designation covering the Series A Preferred Stock to provide that the annual cumulative dividends of $276,000 are payable only if, as and when declared by the Company's Board of Directors, provided that Board has no obligation to declare such dividends before October 1, 2002.
Before the amendment, such dividends were payable quarterly.

    The payment of future dividends on Common Stock, if any, will be reviewed periodically by the Company's Board of Directors and will depend upon, among other things, the Company's financial condition, funds available from operations, the amount of anticipated capital and other expenditures, the Company's future business prospects, any restrictions imposed by the Company's present or future credit arrangements, and dividend restrictions imposed by the terms of the Series A Preferred Stock or any other series of preferred stock which may be established. It is likely, however, that for the foreseeable future, funds otherwise available for dividends on Common Stock, if any, will be retained by the Company to finance the growth of its business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto reflected in the Index to Consolidated Financial Statements on page F-1.

GENERAL

    The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" for each cost center (generally defined as a country). Oil and gas properties in the pool are depleted and charged to operations using the unit of production method based on the ratio of current production to total proved recoverable oil and natural gas reserves. Under the full cost method, to the extent that capitalized costs (net of depreciation, depletion and amortization) exceed the discounted future net revenues of estimated proved oil and natural gas reserves on an after-tax basis, such excess costs are charged to operations as additional depreciation, depletion and amortization expense. Certain costs associated with the acquisition and evaluation of unproved properties may, however, be excluded from amortization until it is determined whether or not proved reserves can be assigned to the properties. At December 31, 1996 the Company had costs of $1,577,469 associated with evaluation and marketing of various unproved drilling prospects, some of which management is continuing to evaluate (see Note 4 to Consolidated Financial Statements).

        At December 31, 1996, the Company's estimated discounted future net revenues from estimated proved reserves on an after-tax basis exceed the net capitalized costs in the Company's full cost pool by approximately $170,000. Any excess of the Company's full cost pool over the discounted future net revenues from proved reserves on an after-tax basis may result in charges to the Company's operations. Such excesses could result from writedowns of proved reserve quantities or declines in oil and gas prices. Certain events and conditions that may cause such charges cannot be reasonably predicted by the Company. Once incurred, a writedown of oil and gas properties cannot be reversed at a later date even if reserve quantities are subsequently increased or oil and gas prices subsequently rise.

    At December 31, 1996, the average prices received by the Company for its oil and gas production were $23.43 per barrel of oil and $3.80 per mcf of gas. This results in a weighted average price per barrel of oil equivalent ("BOE") of $23.21, which is an increase of approximately $2.84 per BOE, or 14%, from the year end 1995 level.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    The Company recorded a net operating loss of $726,415 and $2,328,849 in the years ended December 31, 1995 and 1996, respectively. The $1,602,434 increase in the Company's comparative net losses resulted from the following factors:

                                                       AMOUNT CONTRIBUTING TO
                                                 DECREASE (INCREASE) IN NET LOSS
                                                 -------------------------------
Depreciation, depletion and amortization expense .......    $   106,998
Net general and administrative expenses ................        259,918
Oil and gas production income
(revenues less lease operating expenses and production
  taxes) ...............................................        (94,580)
Interest Expense .......................................     (1,770,133)
Other Income ...........................................       (104,637)
                                                            -----------
                                                            $(1,602,434)
                                                            -----------


    The $106,998 decrease in depreciation, depletion and amortization ("DD&A") expenses is primarily due to the decrease in oil and gas production volumes resulting from the shutting in of the Main Pass Block 3 field wells and normal decline of the Ariel Corp. No. 1 in the non-operated Southwest Lake Boeuf field. Partially offsetting the effect of lower production volumes were increases in the Company's DD&A rates from $9.83 per BOE during the twelve months ended December 31, 1995 to $11.79 per BOE during the twelve months ended December 31, 1996. The increased DD&A rates in 1996 reflect relatively high cost additions with workover costs on the S.L. 12503 No. 1 in Main Pass Block 3 field, a dry hole drilled on the Company's Buras Landing Prospect in the second and third quarter 1995 and reclassification of certain formerly unevaluated costs to evaluated properties.

    The $259,918 decrease in net general and administrative expenses is comprised primarily of salary reductions due to the reduction in the number of employees subsequent to May 1996 and a one time reimbursement paid to the Company during the first half of 1996 by its working interest partners in the Raceland Prospect.

    The $94,580 decrease in oil and gas production income is primarily attributable to the decrease in production volumes occurring primarily in the Main Pass Block 3 field and at the non-operated Southeast Lake Boeuf field where normal decline in the Ariel Corp. No. 1 well continues. Production taxes increased due to the reinstatement of revenue taxes as provided for in Act. No. 2 of Louisiana statutory taxation after the Ariel Corp. No. 1 achieved payout.

    Interest expense increased by $1,770,133 primarily due to the issuance of debt instruments with below market conversion privileges under the RIMCO Financing and the 1996 Director Loans (See - Liquidity and Capital Resources - Conversion Privileges on Certain Debt Instruments).

    Other income in 1995 was $104,637 higher than in 1996 due to the Company recognizing approximately $101,000 in 1995 related to a Louisiana Intrastate Gas
(LIG) settlement in the Main Pass Block 4 Field where the Company had increased its working interest ownership to 98.5%.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLANS.
    The Company has suffered recurring operating losses and has a working capital deficit that raise substantial doubt about its ability to meet future expenditure obligations necessary to fully evaluate and develop its oil and gas properties and to continue as a going concern. In this regard the Company entered into certain financing arrangements in order to meet its working capital requirements and to pursue its exploration opportunities. Despite the Company's successful efforts to obtain initial financing for its 1997 exploratory drilling program there can be no assurance that such financing will be sufficient to fully fund the drilling program or that the results of the drilling operations will be successful. Accordingly, the Company will continue to seek additional sources of financing as may be necessary. The report of the Company's independent accountants includes an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern.

CASH FLOW FROM OPERATIONS.
    The Company's net cash flow from operations resulted in a deficit of $34,191 and a surplus of $94,802 for the years ended December 31, 1995 and 1996 respectively. This represents an increase in net cash flow of $128,993 for the year 1996.

CASH FLOW FROM FINANCING

RIMCO FINANCING. To fund its initial 3-D seismic exploration program, in September 1996, the Company and its wholly-owned operating subsidiary Texoil Company ("Subsidiary"), entered into a Note Purchase Agreement with four limited partnerships of which Resource Investors Management Company Limited Partnership ("RIMCO") is the controlling general partner ("RIMCO Agreement" or "RIMCO Financing"). Under the RIMCO Agreement, the lenders have agreed to provide up to $8,000,000 in two separate financings. In connection with the RIMCO financing, Gary J. Milavec, a Vice President of RIMCO Associates, Inc. was elected to the Company's Board of Directors.

    The first financing under the RIMCO Agreement is in the form of Senior Exchangeable General Obligation Notes issued by the Subsidiary in the maximum amount of $3,000,000 (the "Exchangeable Notes"). As of March 24, 1997, Subsidiary had borrowed $1,642,134 under the Exchangeable Notes and the Company intends to use this facility to fund 3D seismic, leasehold, and drilling and completion costs for Subsidiary's initial exploratory test wells in the Raceland and Greens Lake Prospects.

    The second financing is in the form of Senior Secured General Obligation Notes (the "Senior Notes") issued by Subsidiary in the maximum amount of $5,000,000. The Subsidiary has not yet borrowed under this second facility. The Company intends to use this facility to fund future leasehold, drilling and completion costs for the Laurel Grove Prospects in Lafourche Parish, Louisiana, subsequent wells in the Raceland and Greens Lake Prospects, and up-front land and other costs associated with new 3-D seismic projects.

    Under the RIMCO Agreement, Subsidiary may borrow under the Exchangeable Notes until September 1, 1997. The Exchangeable Notes will mature September 1, 1999. Amounts advanced under the Exchangeable Notes will accrue interest at a fixed, annual rate of 10%, with interest payable monthly and all outstanding principal plus all accrued and unpaid interest due and payable at maturity.

    After $2,800,000 in principal has been advanced under the Exchangeable Notes, Subsidiary may, if it satisfies a borrowing base requirement, borrow under the Senior Notes until September 1, 1999. The Senior Notes will mature September 1, 2002. Amounts advanced under the Senior Notes will accrue interest at a fixed, annual rate of 10%, with interest and principal paid monthly from certain revenues generated by the assets pledged to RIMCO to secure the notes. Advances under the Senior Notes for future drilling and completion costs will be contingent upon Subsidiary maintaining an agreed upon borrowing base.

    Indebtedness outstanding under the Exchangeable Notes is exchangeable, in whole or in part, for Common Stock at an initial per share price equal to $.80, subject to anti-dilution adjustments. Subsidiary can require the RIMCO lenders to make such an exchange if they have funded at least $2,800,000 and the average trading price of the Common Stock for any consecutive 20-day trading period is $3.00 or more. The Company granted the RIMCO lenders certain registration rights in respect of shares of Common Stock issuable upon exchange of debt under the Exchangeable Notes. The $1,642,134 the Subsidiary has borrowed under the Exchangeable Notes is exchangeable for 2,052,668 shares of Common Stock or approximately 49% of outstanding Common Stock. Obligations under the Exchangeable Notes and the Senior Notes contain a financial covenant related to current assets to liability ratios. The Company was not in compliance with such covenant as of December 31, 1996 and had requested and received a waiver from RIMCO with respect to such covenant through June 30, 1997.

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


1996 DIRECTOR LOANS

    In May 1996, four directors of the Company loaned it an aggregate $1,100,000. Each loan was made pursuant to a promissory note bearing interest at an annual rate of 12%, maturing May 6, 1997, and convertible at the option of the lender into shares of Common Stock at a price of $.80 per share, subject to anti-dilution adjustments. Each note was guaranteed by Subsidiary and the guaranty was secured by substantially all of the Subsidiary's assets. The lenders also were issued warrants exercisable until May 2001 for an aggregate 1,100,000 shares of Common Stock at $1.3125 per share, subject to anti-dilution adjustments. The four lender were T. W. Hoehn, Jr., who loaned $550,000 and received a warrant exercisable for 550,000 shares; T. W. Hoehn, III, who loaned $300,000 and received a warrant exercisable for 300,000 shares; Joe C. Richardson, Jr., Trustee UDT 5-17-91, as amended who loaned $200,000 and received a warrant exercisable for 200,000 shares; William F. Seagle, who loaned $50,000 and received a warrant exercisable for 50,000 shares. The lenders were granted certain registration rights in respect of shares of Common Stock issuable upon exercise or conversion of the warrants or convertible notes. Proceeds of the loans were used to fund the Company's share of 3-D seismic survey costs associated with its exploration projects in progress in Lafourche Parish, Louisiana and Galveston County, Texas, and for general corporate purposes. Loan proceeds also were used to pay the March 31, 1996 dividend of $69,000 on the Company's outstanding Series A Preferred Stock, all of which is held by lending director Mr. Hoehn, Jr. and his son Robert A. Hoehn, and to repay the Company's remaining indebtedness of approximately $260,000 to First Interstate Bank of Texas, N.A. which was guaranteed by Mr. Hoehn, Jr.

    In connection with the RIMCO financing, the $200,000 owed to Joe C. Richardson, Jr., Trustee, UDT 5-17-91, as amended, was repaid in September 1996. The notes payable to T.W. Hoehn, Jr., T. W. Hoehn, III, and William F. Seagle, respectively, were canceled and replaced by Replacement 12% Convertible Notes dated September 6, 1996 (the "Replacement Notes"), which are convertible into shares of Common Stock at an initial conversion price of $.80 per share, subject to anti-dilution adjustments, and which mature upon the earlier to occur of October 1, 2002 and the date occurring 30 days after the RIMCO debt has been paid in full or exchanged for Common Stock. The Replacement Note to each of T.W. Hoehn, Jr. is in the amount of $550,000, to T.W. Hoehn, III is in the amount of $300,000, and to William F. Seagle is in the amount of $50,000. Interest on each of the Replacement Notes accrues at a fixed rate of 12% per annum and monthly payments of interest are due on the 10th day of each moth. Although no prepayments of principal are permitted, the Company may require these lenders to convert the outstanding principal amount under their Replacement Notes into Common Stock if at least $2,800,000 has been funded by the RIMCO lenders and the average trading price of the Common Stock for any consecutive 20-day trading period is $3.00 or more, or the Company requires the RIMCO lenders to exchange Subsidiary's indebtedness to them for Common Stock. The Company granted certain registration rights to Messrs. Hoehn, Hoehn and Seagle in respect of shares of Common Stock into which their Replacement Notes may be converted. As part of May 1996 debt restructuring evidenced by the Replacement Notes, the warrants, registration rights and Subsidiary guaranty issued and granted in May 1996 were canceled. These lenders and Wells Fargo Bank (Texas), N.A. (f/k/a First Interstate Bank of Texas, N.A.) released all liens against the assets of the Company or Subsidiary.

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

CONVERSION PRIVILEGES ON CERTAIN DEBT INSTRUMENTS

    The Securities and Exchange Commission staff recently in 1997 adopted a new position on accounting for convertible debt instruments, which are convertible at a discount to the market price. This new SEC position was expressed after the closing date of the RIMCO Financing and the 1996 Director Loans, Replacement Notes, discussed above, and after those debt instruments were reported on the previously filed form 10-QSB. Pursuant to this new position, the excess of the fair value of the Company's common stock over the conversion prices stipulated in the debt instruments is considered an additional return on those debt instruments. In this case, the fair value was assumed to be the closing price of the Company's common stock, as listed by NASDAQ, on the date the debt instruments closed. The stipulated conversion price is $0.80 per share of common stock. Accordingly, the Company has recorded the excess amount of $1,683,694 as a non cash, non recurring interest expense, and as additional paid in capital in 1996. This non recurring interest expense contributed a signifigant portion toward the reported net loss per share of $0.59.

OTHER AFFILIATE LOANS

    Nine individuals, some of whom are directors and/or stockholders of the Company, have, from time to time, made interim debt financing available to the Company for working capital purposes. All of these loans have been repaid, except those made by the Company's director, T.W. Hoehn, Jr. from whom the Company has borrowed an aggregate $1,450,000 at various times since 1993. Of this $1,450,000 in loans, $400,000 was repaid in June 1994 and $50,000 was repaid in March 1996. The remaining $1,000,000 now is evidenced by a promissory note, which is dated September 1, 1996, and matures upon the earlier to occur of October 1, 2002 and 30 days after the RIMCO debt has been paid in full, or exchanged for Common Stock, accrues interest at a variable rate equal to 2% plus the prime rate announced by Wells Fargo Bank (Texas), N.A., is payable to the T.W. Hoehn, Jr. and Betty Jo Hoehn Revocable Trust, and is subordinate to the RIMCO financing. Monthly interest payments are due on the 10th day of each month and scheduled quarterly principal payments may be made if certain liquidity conditions are satisfied and after the first $2,800,000 of the RIMCO loans have been funded. Unpaid quarterly principal payments are cumulative and amounts in excess of the scheduled quarterly payments may be paid if the liquidity conditions are satisfied. In June 1996, the Company borrowed $50,000 from Opal Air, Inc., a company owned by T. W. Hoehn, Jr. In September 1996, the $50,000 loan from Opal Air, Inc., was restructured and is evidenced by a promissory note from the Company to Opal Air, Inc. dated September 1, 1996, which matures on the same date and is otherwise subject to substantially the same terms as the Company's September 1996 $1,000,000 note to the T. W. Hoehn, Jr. and Betty Jo Hoehn Revocable Trust.

CAPITAL EXPENDITURES.

     The Company's net capital expenditures totaled $1,778,436 in the year ended December 31, 1996. This amount is comprised primarily of leasehold and seismic costs totaling $1,353,966 in the Company's operated Raceland 3-D seismic exploration prospect in Lafourche parish, Louisiana. The remaining $424,470 is in capitalized general and administrative costs, capitalized costs at the Main Pass Block 3 field, and initial lease acquisition costs in the Greens Lake and Laurel Grove Prospects operated by Burlington Resources and Phillips Petroleum respectively.

FUTURE CAPITAL REQUIREMENTS.

    Texoil continues to incur capital expenditures during 1997 to complete the processing of 3-D seismic data in its Raceland prospect and to acquire leases by exercising existing lease options on the Texoil-operated Raceland prospect and the non-operated Greens Lake prospects, operated by Burlington Resources, and the non-operated Laurel Grove Prospect, operated by Phillips Petroleum. The Company anticipates making additional capital expenditures to drill the test wells that have been recommended on the Raceland and Greens Lake Prospects. Together these capital costs are estimated to total approximately $3,000,000 in 1997. Due to the extensive amount of prospective areas indicated by the 3-D seismic interpretations, Texoil has acquired approximately double the amount of lease acreage and it plans to explore into deeper horizons than originally planned. In connection with these developments, Texoil is seeking additional debt capital or equity.

    The Company also expects to make capital expenditures in 1997 with respect to certain exploratory prospects currently in its inventory and possible new prospects to be evaluated. These capital expenditures are expected to include costs for further geological and geophysical evaluation of the prospects, including 3-D seismic surveys where warranted, and leasehold acquisition and other costs necessary for Texoil to obtain working interest participants in the prospects. The Company will continue to evaluate acquiring or generating new prospects and will continue to evaluate its participation rights related to the Texoil-Texas Meridan Agreement.

CHANGING PRICES.

    Texoil's revenues and the carrying value of its oil and natural gas properties are affected by changes in oil and natural gas prices. Moreover, Texoil's ability to obtain additional capital on attractive terms also is substantially dependent upon oil and natural gas prices. Oil and natural gas prices are subject to substantial seasonal, political and other fluctuations which are beyond the ability of Texoil to control or accurately predict.

TAX NET OPERATING LOSS CARRYFORWARDS

    Texoil had approximately $5,602,000 of tax net operating loss ("NOL") carryforwards at December 31, 1996. Additionally, approximately $2,249,000 in depletion carryforwards and $52,000 of investment tax credit ("ITC") carryforwards remain at December 31, 1996. Section 382 of the Internal Revenue Code of 1986, as amended, limits the availability of the NOL and ITC carryforwards if there is a change of ownership of more than 50% of the Company within a retroactive three year period. This limitation, if applied, would limit the utilization of the NOL and ITC carryforwards in each taxable year to an amount equal to the product of the federal long-term tax-exempt bond rate prescribed by the Internal Revenue Service and the fair market value of the Company immediately prior to the time of the ownership change. Texoil's management anticipates, however, that should a cumulative change in ownership of Texoil in excess of 50% be deemed to occur within a retroactive three year period in connection with any recent or proposed securities transaction, the resulting limitation would not have a material impact on the Company's financial position because no deferred tax asset has been established for the Company's significant net operating loss carryforwards.

NEW ACCOUNTING PRONOUNCEMENTS

    Effective for the year ended December 31, 1996, the Company has adopted the disclosure provisions of the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation" as more fully described in
Note 10 of the consolidated financial statements.

    On March 3, 1997, the Financial Standards Board (FASB) issued Statement of Financial Accounting Standards no. 128, EARNINGS PER SHARE (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, EARNINGS PER SHARE. SFAS 128 provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS 128 in 1997 and its implementation is not expected to have a material effect on the consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

    See page F-1 for Index to Financial Statements.

                       THIS PAGE INTENTIONALLY LEFT BLANK

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

    Set forth below are the names, ages and positions of the directors and executive officers of the Company. All directors are elected for a term of one year and serve until their successors are elected and qualified. All executive officers hold office until their successors are elected and qualified.

     NAME                       AGE     POSITION WITH THE COMPANY
     ----                       ---     -------------------------
T.W. Hoehn, III (1).........     46     Chairman of the Board and a Director

Ruben Medrano (1) ..........     39     President, Chief Executive Officer, and
                                        a Director

Gary J. Milavec (1)(2)......     35     Secretary and a Director

T.W. Hoehn, Jr. (2).........     68     Director

Joe C. Richardson, Jr. (2)..     69     Director

William F. Seagle ..........     69     Director

Walter L. Williams .........     69     Director
------------
    (1) Member of Executive Committee

    (2) Member of Compensation and Audit Committees

    T.W. Hoehn, III has been a director of the Company since 1984. He is President and General Manager of Hoehn Motors, Inc., a multi-line automobile agency located in Carlsbad, California, where he has been employed since 1975. He is a graduate of Stanford University and a son of T.W. Hoehn, Jr.

    Ruben Medrano has been President, Chief Executive Officer and a Director of the Company since October 1996. He served as interim President of the Company from May 1996 to October 1996 and as Vice President - Operations from July 1994 to May 1996. He joined the Company as a consultant in November 1992. From 1980 to 1992, Mr. Medrano was employed by Exxon Company, U.S.A. as a reservoir and production engineer. Mr. Medrano received a B.S. degree in Mechanical Engineering from the University of Texas at El Paso in 1979. He is a member of the Society of Petroleum Engineers, and is a registered professional engineer in the State of Texas.

    Gary J. Milavec has been a director of the Company since September 1996 (see "Certain Transactions") and became its Secretary in October 1996. He has been a Vice President of RIMCO Associates, Inc. and active in its investment management and corporate finance activities since October 1990. He is also a director of Universal Seismic Associates, Inc. From May 1989 to October 1990 he was an investment banker with Rauscher Pierce Refsnes, Inc. From July 1986 to May 1989 he was a geologist with Shell Oil Company. Mr. Milavec received a B.A. in Geology from the University of Rochester, an M.S. in Geology from the University of Oklahoma, and an M.B.A. from the University of Houston.

    T.W. Hoehn, Jr. has been a director of the Company since he co-founded it in 1964. He also is Chairman of Hoehn Motors, Inc., a multi-line automobile agency located in Carlsbad, California, which he founded in 1975.

    Joe C. Richardson, Jr. has been a director of the Company since April, 1992. He has been President of Vital Energy, Inc. since 1980. Prior to that he was Manager of Drilling and Production for Shamrock Oil & Gas Corporation, formed and operated a consulting petroleum engineering firm, and formed and operated a public oil and gas company. Mr. Richardson received a Bachelor of Science degree in Petroleum Engineering and a Bachelor of Science degree in Mechanical Engineering from Texas A&M in 1950 and is a registered professional engineer in the State of Texas.

    William F. Seagle has been a director of the Company since 1977. For a number of years he has had business and personal interests in construction, real estate and investments.

    Walter L. Williams has been a director of the Company since he co-founded it in 1964, served as its Chairman and Chief Executive Officer from July 1995 to May 1996, and served as its President from 1971 to July 1995. He currently is Vice Chairman of Cheniere Energy, Inc., a publicly-held oil and gas company. Prior to forming the Company, Mr. Williams was an independent petroleum consultant for six years and Manager of Drilling and Production for an independent oil company prior to that period. He received a Bachelor of Science degree in Petroleum Engineering from Texas A&M in 1949 and is a registered professional engineer in both the States of Texas and Louisiana.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during 1995 and Forms 5 and amendments thereto furnished to the Company with respect to 1995, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 that failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during such year.

ITEM 10.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table reflects all forms of compensation for each of the years ended December 31, 1996, 1995, and 1994 for Ruben Medrano's and Walter L. Williams' services to the Company. No executive officer had salary and bonus which in 1996 exceeded $100,000.

                                     ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                     -------------------                      ----------------------
                                                                          AWARDS                 PAYOUTS
                                                                          ------                 -------
                                                       OTHER                  SECURITIES
      NAME AND                                         ANNUAL     RESTRICTED  UNDERLYING
      PRINCIPAL                                        COMPEN-      STOCK      OPTIONS/    LTIP      ALL OTHER
      POSITION               YEAR    SALARY    BONUS   SATION(1)    AWARDS     SARS(#)    PAYOUTS COMPENSATION
      --------               ----    ------    -----   --------     ------    --------    ------- ------------
      Ruben Medrano,         1996   $67,200    $ --     $28,800      $ --     30,000(2)    $ --       $ --
      President and Chief    1995   $74,400    $ --     $21,600      $ --        --        $ --       $ --
      Executive Officer      1994   $48,000(3) $ --      $ --        $ --     20,000(2)    $ --       $ --
       (May 1996 to
        Present)
      Walter L. Williams,    1996   $55,000    $ --     $20,915      $ --         --       $ --       $ --
      President and Chief    1995   $84,000    $ --     $42,645      $ --         --       $ --       $ --
      Executive Officer      1994   $99,000    $ --     $ 8,532      $ --     50,000(2)    $ --       $ --
       (through May 1996)

------------
    (1) See "--1995 Stock Compensation Plan," "--Amended and Restated 1996 Stock Compensation Plan" and "--Employee Overriding Royalty Plans" below.

    (2) See "--Option Grants" below.

    (3) Includes salary commencing in July 1994 when Mr. Medrano became an employee and Vice-President of the Company.

1995 STOCK COMPENSATION PLAN

    In July 1995, the Company's stockholders approved the 1995 Stock Compensation Plan, which provides for the issuance of shares of common stock to certain employees and consultants whose cash compensation was reduced by 30% effective April 1, 1995. Pursuant to the 1995 Stock Compensation Plan, a total of 20,976 shares of common stock were issued to such individuals on recognition of their reduced cash compensation for the months of January through February, 1996 and for services rendered and reimbursement of expenses incurred. The Company recognized compensation expense in the amount of $28,860 representing the fair market value of such shares issued in lieu of reduced cash compensation for the months of January through February 1996.

AMENDED AND RESTATED 1996 STOCK COMPENSATION PLAN

    By consent dated June 10, 1996, the Company's Board of Directors adopted the 1996 Stock Compensation Plan after the 1995 Stock Compensation Plan expired March 31, 1996 with an insufficient number of shares of Common Stock reserved for issuance thereunder remaining to cover issuances which otherwise would have been made after February 1996. The 1996 Stock Compensation Plan required shareholder approval thereof before shares could be issued thereunder. Shareholder approval was a requirement of Rule 16b-3 promulgated under Section 16 of the Securities Exchange Act of 1934, as amended (the "1934 Act"). After the Board's adoption of the 1996 Stock Compensation Plan, Rule 16b-3 was amended and shareholder approval was no longer mandatory thereunder. Since the 1996 Stock Compensation Plan had not been implemented and no common stock issued thereunder, the Company's Board of Directors amended and restated the 1996 Stock Compensation Plan to make it more consistent with amended Rule 16b-3. Accordingly, the Amended and Restated 1996 Stock Compensation Plan (the "1996 Plan") superseded the 1996 Stock Compensation Plan in its entirety. Pursuant to the 1995 Stock Compensation Plan, a total of 40,860 for the 1996 Plan shares of common stock were issued to such individuals on recognition of their reduced cash compensation for the months of March through December, 1996 and for services rendered and reimbursement of expenses incurred. The Company recognized compensation expense in the amount of $53,840 for the 1996 Plan representing the fair market value of such shares issued in lieu of reduced cash compensation for the months of March through December 1996.

EMPLOYEE OVERRIDING ROYALTY PLANS

    In previous years, Texoil granted to Walter L. Williams and other former officers overriding royalty interests in exploration prospects generated, acquired and sold through their respective efforts. This arrangement provided performance-based incentive compensation for these officers in lieu of Company-sponsored retirement or savings plans. The awarded overriding royalty interests are not subject to continued employment and remain the grantee's property for so long as the underlying lease remains in effect. No overriding royalty interests were granted by Texoil to its management or other personnel on the 14 prospects sold to Texas Meridian and none are expected to be granted on Texoil's present exploratory prospect inventory, with the exception of a 2% of 8/8ths overriding royalty granted to Dennis A. Drake, the Company's consulting geologist, as the generator of the Greens Lake Prospect. Overriding royalty interest payments made to Walter L. Williams during the years ended December 31, 1995 and 1996 were as follows:

         OFFICER/GROUP                                YEARS ENDED DECEMBER 31
         -------------                              ---------------------------
                                                      1995               1996
                                                    -------             -------
         Walter L. Williams ......................  $ 6,645              5,915

OPTION GRANTS

    The following table sets forth additional information with respect to a non-qualified stock option granted to Ruben Medrano for services rendered in 1996. This option to purchase Common Stock was granted in May 1996 under the Company's 1994 Stock Option Plan, under which, the Company granted Mr. Medrano options to purchase 30,000 shares of Common Stock at an exercise price of $1.3125 per share. No other executive or employee was granted stock options in 1996. The table also shows information with respect to a non-qualified stock option granted to W. L. Williams for services rendered in 1994 and which expired on August 1, 1996.

              NUMBER OF SECURITIES       PERCENT OF TOTAL         EXERCISE
                   UNDERLYING         OPTIONS/SARS GRANTED TO      OR BASE
                  OPTIONS/SARS         EMPLOYEES IN FISCAL          PRICE       EXPIRATION
NAME               GRANTED (#)              YEAR 1996            ($/SHARE)         DATE
----              -----------               ---------            ---------         ----
Ruben Medrano       30,000                    100%                $1.3125     May 2, 2006(1)

Walter Williams     50,000                     0%                 $3.000      August 1, 1996

-----------
(1) Option expires 10 years after the date of grant, and vests 100% on first anniversary of date of grant. If prior to exercise or expiration of the option a "change of control" occurs, the entire option generally becomes immediately exercisable. Such a "change of control" occurs when (i) any person acquires ownership of the Company's securities representing more than 50% of the combined voting power of the Company's then outstanding securities, or (ii) at any given time, less than 50% of the then incumbent members of the Board of Directors have been continuously incumbent during the preceding 18 months.

    In June 1996, the Company granted William F. Seagle a director of the Company, a non-qualified stock option exercisable for 50,000 shares of Common Stock at an exercise price of $1.5625 for his service on a special committee charged with seeking out and considering significant transactions to maximize shareholder value. Mr. Seagle's option is exercisable until June 2006. No options were granted under any stock option plan during 1995.

DIRECTOR COMPENSATION

    Directors who are not employed by the Company are authorized to be paid a fee of $500 for each meeting of the Board of Directors attended (including committee meetings, if any, held in conjunction therewith). No such fee was paid during 1996. The Company reimburses each director for his actual and necessary expenses reasonably incurred in connection with attending meetings of the Board and its committees.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 24, 1997 the number of shares of the Company's equity securities owned by (i) each person known by the Company (based on publicly-available filings with the Commission) to be the holder of more than five percent of its voting securities, (ii) each director and executive officer of the Company, and (iii) all of the Company's directors and executive officers as a group. Unless otherwise indicated, each holder has sole voting and investment power with respect to the shares of capital stock owned by such holder.

                                     AMOUNT AND NATURE
   NAME OF BENEFICIAL OWNER                OF
(ADDRESS INDICATED IF                   BENEFICIAL
 NOT A DIRECTOR OR AN OFFICER)          OWNERSHIP              PERCENT OF CLASS
------------------------------       ------------------        ----------------
   COMMON STOCK:
   T. W. Hoehn, Jr. ................. 2,118,566(1)(2)              41.3%
   T. W. Hoehn, III .................   607,519(3)                 13.2%
   Walter L. Williams ...............   433,262(4)                 10.3%
   Joe C. Richardson, Jr. ...........   281,384(5)                  6.3%
   William F. Seagle ................   178,696(6)                  4.8%
   Ruben Medrano ....................    83,966(7)                  2.0%
   Officers, Directors and Executive
   as a Group (6 persons)(8) ........ 3,703,393(1)(9)              61.9%
   RIMCO ............................ 2,052,668(10)                32.8%
     600 Travis Street, Suite 6875
     Houston, TX 77002
   Wellington Management Company ....   330,000(11)                 7.9%
     75 State Street
     Boston, MA 02109
   John L. Graves ...................   404,439(12)                 9.0%
     3421 Overbrook
     Houston, TX 77027
   SERIES A PREFERRED STOCK:
   T. W. Hoehn, Jr. .................    20,000(13)                87.0%
   Robert A. Hoehn ..................     3,000(14)                13.0%
   Directors and Executive Officers
   as a (Group 7 persons) ...........    20,000(13)(14)            87.0%
------------
(1) Excludes shares of Common Stock issuable upon conversion of an aggregate 23,000 outstanding shares of Series A Preferred Stock, of which 20,000 may be deemed held by T. W. Hoehn, Jr. and are presently convertible into 666,667 shares of Common Stock.

(2) Includes 240,000 shares issuable to Mr. Hoehn pursuant to presently exercisable warrants, and 687,500 shares issuable upon conversion of presently convertible debt.

(3) Includes 15,000 shares issuable pursuant to presently exercisable warrants, and 375,000 shares issuable upon conversion of presently convertible debt.

(4) Includes 72,268 shares owned by Betty B. Williams, wife of Mr. Williams. Mr. Williams disclaims beneficial ownership of such shares.

(5) Includes 281,384 shares issuable pursuant to a presently exercisable option.

(6) Includes 8,000 shares issuable pursuant to presently exercisable warrants, 50,000 shares issuable pursuant to a presently exercisable option and 62,500 shares issuable upon conversion of presently convertible debt.

(7) Includes 50,000 shares issuable upon exercise of a presently exercisable options.

(8) Excludes Gary J. Milavec who became a director of the Company in September 1996. Although Mr. Milavec does not own any Common Stock, he is an executive officer of RIMCO Associates, Inc. which as of March 24 , 1997 is the indirect holder of debt presently convertible into 2,052,668 shares of Common Stock. See "Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Cash Flow from Financing - RIMCO Financing".

(9) Includes an aggregate 1,789,384 shares of Common Stock issuable upon exercise of presently exercisable options, warrants, and exchangeable or convertible debt.

(10) Includes 2,052,668 shares issuable upon exchange of presently exchangeable debt; see 8.

(11) Wellington Management Company, in its capacity as investment advisor, may be deemed beneficial owner of these shares which are owned by numerous investment counseling clients.

(12) Includes 281,384 shares issuable to Mr. Graves pursuant to a presently exercisable option and 99,414 shares owned by Ms. Lynn W. Graves, wife of Mr. Graves. Mr. Graves disclaims beneficial ownership of such shares.

(13) These shares presently are convertible into 666,667 shares of Common Stock. Of these shares, 4,000 shares are owned of record by The BJH Foundation, a charitable foundation of which Mr. Hoehn is a trustee, and 2,000 shares are owned of record by Mr. Hoehn's wife, Carolina Vivanco Hoehn. Mr. Hoehn shares voting and investment power with two co-trustees of the Foundation with respect to these 4,000 shares. Mr. Hoehn disclaims beneficial ownership of such shares.

(14) These shares presently are convertible into 100,000 shares of Common Stock. Robert A. Hoehn is a son of T.W. Hoehn, Jr. and a brother of T.W. Hoehn, III.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Flow From Financing - 1996 Director Loans and - Other Affiliate Loans."

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     2.1 - Agreement and Plan of Merger, by and between Comet Entertainment, Inc., Comet Acquisition Subsidiary, Inc. and Texoil Company, dated as of November 4, 1992 (incorporated by reference to Exhibit A to Item 7 of Form 8-K filed on November 18, 1992).

     3.1 - Restated Articles of Incorporation of Texoil, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 8-K, dated September 6, 1996, reporting the RIMCO Financing).

     3.2 - Amended and Restated Bylaws of Texoil, Inc., as amended (incorporated by reference to Exhibit 4.1 to Form 10-QSB filed on August 3, 1994).

     4.1 - Form of Warrant Agreement between Texoil, Inc. as Issuer and First Interstate Bank of Texas, N.A. as Warrant Agent, dated May 26, 1994 (incorporated by reference to Exhibit 4.1 to Form SB-2 Registration Statement No. 33-72082 filed on May 26, 1994).

     4.2 - Specimen certificate for Class A Warrant (incorporated by reference to Exhibit 4.2 to Form SB-2 Registration Statement No. 33-72082 filed on May 26, 1994).

     4.3 - Specimen certificate for Class B Warrant (incorporated by reference to Exhibit 4.3 to Form SB-2 Registration Statement No. 33-72082 filed on May 26, 1994).

     4.4 - Specimen certificate for Underwriters Class A Warrant (incorporated by reference to Exhibit 4.4 to Form SB-2 Registration Statement No. 33-72082 filed on May 26, 1994).

     4.5 - Specimen certificate for Underwriters Class B Warrant (incorporated by reference to Exhibit 4.5 to Form SB-2 Registration Statement No. 33-72082 filed on May 26, 1994).

     4.6 - Specimen certificate for shares of Common Stock, par value $.01 per share (incorporated by reference to Exhibit 4.6 to Form SB-2 Registration Statement No. 33-72082 filed on May 26, 1994).

     10.1 - Agreement dated as of December 31, 1992 by and between Texas Meridian Resources Exploration, Inc. and Texoil Company (incorporated by reference to Exhibit 19.7 to Form 10-QSB filed on May 3, 1993).

     10.2 - Form of Non-Qualified Stock Option Agreement entered into by and between Texoil, Inc. and each of John L. Graves and Joe C. Richardson, Jr. dated April 16, 1993 (incorporated by reference to Exhibit 19.10 to Form 10-QSB filed on May 3, 1993).

     10.3 - Replacement Gas Purchase Contract between Texoil Company, ET al. and Delta Gas, Inc. dated January 1, 1987 (incorporated by reference to
          Exhibit 19.11 to Form 10-QSB filed on May 3, 1993).

     10.4 - Sublease Agreement between Presidio Exploration, Inc. and Texoil Company dated as of January 1, 1990 (incorporated by reference to Exhibit 19.12 to Form 10-QSB filed on May 3, 1993).

     10.5 - Agreement, dated September 20, 1994, between Texoil Company and 3DX Technologies, Inc. (incorporated by reference to Exhibit 10.11 to Form 10-KSB for the year ended December 31, 1994).

     10.6 - Stock Surrender Agreement, as amended, by, between and among Texoil, Inc. and certain of its stockholders identified therein, dated February 24, 1994 (incorporated by reference to Exhibit 10.23 to Form SB-2 Registration Statement No. 33-72082 filed on May 26, 1994).

     10.7 - Form of Warrant, dated June 1, 1994, issued by Texoil, Inc. to nine individuals to purchase an aggregate 154,375 shares of common stock (incorporated by reference to Exhibit 10.1 through 10.9 to Form 10-QSB filed on August 3, 1994).

     10.8 - 1994 Stock Option Plan, dated July 25, 1994 (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed on November 2, 1994).

     10.9 - Non-Qualified Stock Option Agreement, dated July 26, 1994, between Texoil, Inc. and Walter L. Williams (incorporated by reference to
          Exhibit 10.2 to Form 10-QSB filed on November 2, 1994).

    10.10 - Non-Qualified Stock Option Agreement, dated July 26, 1994, between Texoil, Inc. and Ruben Medrano (incorporated by reference to Exhibit
          10.4 to Form 10-QSB filed on November 2, 1994).

    10.11 - Non-Qualified Stock Option Agreement, dated September 15, 1994, between Texoil, Inc. and Marcus L. Countiss (incorporated by reference to Exhibit 10.5 to Form 10-QSB filed on November 2, 1994).

    10.12 - Lease Agreement between 1600 Smith Street Venture (Landlord) and Texoil, Inc. (Tenant), dated June 1, 1995 (incorporated by reference to Exhibit 10.23 to Form 10-QSB filed on August 4, 1995).

    10.13 - 1995 Stock Compensation Plan (incorporated by reference to Exhibit
          10.5 to Form 10-QSB filed on November 14, 1995).

    10.14 - 1995 Stock Compensation Plan Participation Agreement, dated April 1, 1995 between Texoil, Inc. and Walter L. Williams (incorporated by reference to Exhibit 10.6 to Form 10-QSB filed on November 14, 1995).

    10.15 - 1995 Stock Compensation Plan Participation Agreement, dated April 1, 1995 between Texoil, Inc. and John L. Graves (incorporated by reference to Exhibit 10.7 to Form 10-QSB filed on November 14, 1995).

    10.16 - 1995 Stock Compensation Plan Participation Agreement, dated April 1, 1995 between Texoil, Inc. and Ruben Medrano (incorporated by reference to Exhibit 10.8 to Form 10-QSB filed on November 14, 1995).

    10.17 - 1995 Stock Compensation Plan Participation Agreement, dated April 1, 1995 between Texoil, Inc. and Lynn W. Graves (incorporated by reference to Exhibit 10.9 to Form 10-QSB filed on November 14, 1995).

    10.18 - 1995 Stock Compensation Plan Participation Agreement, dated April
          1, 1995 between Texoil, Inc. and Dennis A. Drake (incorporated by reference to Exhibit 10.10 to Form 10-QSB filed on November 14, 1995).

    10.19 - 1995 Stock Compensation Plan Participation Agreement, dated August 1, 1995 between Texoil, Inc. and Warren M. Shimmerlik (incorporated by reference to Exhibit 10.11 to Form 10-QSB filed on November 14, 1995).

    10.20 - Non-Qualified Stock Option Agreement dated May 2, 1996 between Texoil, Inc. and Ruben Medrano (filed herewith).

    10.21 - Non-Qualified Stock Option Agreement dated June 20, 1996 between Texoil, Inc. and William F. Seagle (filed herewith).

    10.22 - Non-Qualified Stock Option Agreement dated September 18, 1996 between Texoil, Inc. and J. D. Hughes (filed herewith).

    10.23 - Amended and Restated 1996 Stock Compensation Plan Participation Agreement, dated January 3, 1997 between Texoil, Inc. and Lynn W. Graves (filed herewith).

    10.24 - Amended and Restated 1996 Stock Compensation Plan Participation Agreement, dated January 3, 1997 between Texoil, Inc. and Walter L. Williams (filed herewith).

    10.25 - Amended and Restated 1996 Stock Compensation Plan Participation Agreement, dated January 3, 1997 between Texoil, Inc. and Dennis A. Drake (filed herewith).

    10.26 - Amended and Restated 1996 Stock Compensation Plan Participation Agreement, dated January 3, 1997 between Texoil, Inc. and Ruben Medrano (filed herewith).

    10.27 - Amended and Restated 1996 Stock Compensation Plan Participation Agreement, dated January 8, 1997 between Texoil, Inc. and Warren M. Shimmerlik (filed herewith).

    10.28 - Amended and Restated 1996 Stock Compensation Plan Participation Agreement, dated February 4, 1997 between Texoil, Inc. and John L. Graves (filed herewith).

     21.1 - Following are the Company's subsidiaries:

                                   OTHER NAME UNDER WHICH        JURISDICTION OF
        NAME OF SUBSIDIARY       SUBSIDIARY CONDUCTS BUSINESS     INCORPORATION
        ------------------       ----------------------------    ---------------
        Texoil Company                       None                   Tennessee
        Texoil de Argentina, S.A.            None                    Nevada

     23.1 - Consent of BDO Seidman, LLP (filed herewith).

     27.1 - Financial Data Schedule (filed herewith).

(b) Reports on Form 8-K

1. Report on Form 8-K, dated February 5, 1996, reporting the board of directors' decision to seek "significant transactions," including equity financing, merger and/or asset sale transactions.

2. Report on Form 8-K, dated April 17, 1996, reporting the execution of a non-binding letter of intent to merge the Company into Fortune Petroleum Corporation.

3.  Report on Form 8-K, dated September 6, 1996 reporting the RIMCO financing.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TEXOIL, INC.

                                             By: /s/ RUBEN MEDRANO
                                                     Ruben Medrano,
                                                     President and Chief
                                                     Executive Officer

                                             Date:   March 31, 1997

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                     TITLE(S)                              DATE
    ---------                     --------                              ----
/s/ RUBEN MEDRANO            President and Chief                 March 31, 1997
    Ruben Medrano            Executive Officer
                             (Principal Executive Officer)

/s/ T. W. HOEHN, III         Chairman of the Board and           March 31, 1997
    T. W. Hoehn, III         Director

/s/ GARY J. MILAVEC          Secretary and Director              March 31, 1997
    Gary J. Milavec

/s/ T. W. HOEHN, JR.         Director                            March 31, 1997
    T. W. Hoehn, Jr.

/s/ JOE C. RICHARDSON, JR.   Director                            March 31, 1997
    Joe C. Richardson, Jr.

/s/ WILLIAM F. SEAGLE        Director                            March 31, 1997
    William F. Seagle

/s/ WALTER L. WILLIAMS       Director                            March 31, 1997
    Walter L. Williams

                                  TEXOIL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants .............     F-2

Consolidated Balance Sheet as of December 31, 1996 .............     F-3

Consolidated Statements of Loss and Deficit
         for the years ended December 31, 1995 and 1996 ........     F-4

Consolidated Statements of Cash Flows for the years
           ended December 31, 1995 and 1996 ....................     F-5

Notes to Consolidated Financial Statements .....................     F-6 to F-18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Texoil, Inc.


We have audited the consolidated balance sheet of Texoil, Inc. as of December 31, 1996 and the related consolidated statements of loss and deficit and cash flows for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texoil, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1995 and 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring operating losses and has a working capital deficit and, accordingly, there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              BDO SEIDMAN, LLP
Houston, Texas
March 27, 1997

                                  TEXOIL, INC.

                           CONSOLIDATED BALANCE SHEET
                                                                    DECEMBER 31,
                                                                       1996
                                                                    ------------
                             ASSETS (NOTE 5)
Current:
   Cash .......................................................     $     1,812
   Accounts receivable (Note 3) ...............................         468,539
   Other ......................................................          58,457
                                                                    -----------
        Total current assets ..................................         528,808
                                                                    -----------
Oil and gas properties, net (on the basis of full cost
    accounting) (Note 4) ......................................       4,641,327
Other equipment, net ..........................................           1,550

Other Assets ..................................................          50,222
                                                                    -----------
                                                                    $ 5,221,907
                                                                    ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued liabilities (Note 3) ..........     $   966,012
   Current portion - notes payable (Note 5) ...................       1,194,794
                                                                    -----------
        Total current liabilities .............................       2,160,806
                                                                    -----------

Notes payable (Note 5) ........................................       1,950,000

Other long-term liabilities ...................................         206,359

Commitments and Contingency (Notes 2, 8 and 10)

Stockholders' equity (Notes 6 and 9):
   Series A preferred stock, $.01 par; redeemable and
      convertible with liquidation preference of $100 per
      share; 10,000,000 shares authorized; 23,000 shares
      issued and outstanding ..................................       2,300,000
   Common stock, $.01 par; 50,000,000 shares authorized;
      4,157,073 shares issued and outstanding .................          41,571
   Additional paid-in capital .................................       6,299,629
   Deficit ....................................................      (7,736,458)
                                                                    -----------
                                                                        904,742
                                                                    -----------
                                                                    $ 5,221,907
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                                  TEXOIL, INC.

                   CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT

                                                              YEAR
                                                        ENDED DECEMBER 31,
                                                    --------------------------
                                                        1995           1996
                                                    -----------    -----------
Revenues:
   Oil and gas sales .............................  $ 1,110,581    $   972,739
                                                    -----------    -----------
Costs and expenses:
   Lease operating expenses ......................      275,139        189,667
   Depreciation, depletion and amortization ......      656,081        549,083
   Production taxes ..............................       43,872         86,082
   General and administrative expenses, net ......      821,137        561,219

Other (income) expense:
   Interest expense ..............................      149,377        235,816
   Non recurring, non cash interest
    expense (Note 5) .............................         -         1,683,694
    Interest income and other ....................     (108,610)        (3,973)
                                                    -----------    -----------
                                                      1,836,996      3,301,588
                                                    -----------    -----------
Net loss .........................................     (726,415)    (2,328,849)
Dividends on preferred stock .....................     (276,000)      (138,000)
                                                    -----------    -----------
Net loss applicable to common stock ..............   (1,002,415)    (2,466,849)

Deficit at beginning of year .....................   (4,267,194)    (5,269,609)
                                                    -----------    -----------
Deficit at end of year ...........................  $(5,269,609)   $(7,736,458)
                                                    ===========    ===========
Net loss per share of common stock ...............  $     (0.25)   $     (0.59)
                                                    ===========    ===========
Weighted average number of shares of
   Common Stock outstanding ......................    4,079,929      4,154,381
                                                    ===========    ===========

          See accompanying notes to consolidated financial statements.

                                  TEXOIL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                  YEAR
                                                                                                            ENDED DECEMBER 31,
                                                                                                    -------------------------------
                                                                                                       1995                  1996
                                                                                                    ---------           -----------
Operating activities:
   Net loss ..............................................................................          $(726,415)          $(2,328,849)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
        Non-cash interest expense ........................................................               --               1,683,694
        Depreciation, depletion and amortization .........................................            656,081               549,083
        Non-cash compensation expense and consulting fees ................................            127,871                82,700
        Increase in accounts receivable ..................................................            (23,193)              (42,513)
        Decrease (increase) in other current assets ......................................            129,574               (22,290)
        Increase in other assets .........................................................               --                 (50,222)
        Increase (decrease) in accounts payable and accrued liabilities ..................           (240,293)              233,474
        Increase (decrease) in other long-term liabilities ...............................             42,184               (10,275)
                                                                                                    ---------           -----------
             Net cash provided by (used in) operating activities .........................            (34,191)               94,802
                                                                                                    ---------           -----------
Investing activities:
   Capital expenditures ..................................................................           (812,718)           (1,778,436)
   Proceeds from sales of prospects ......................................................            636,533               130,738
                                                                                                    ---------           -----------
             Net cash used in investing activities .......................................           (176,185)           (1,647,698)
                                                                                                    ---------           -----------
Financing activities:
   Proceeds from borrowings ..............................................................            439,000             2,494,794
   Payments on borrowings ................................................................           (151,000)             (735,500)
   Preferred stock dividends paid ........................................................           (276,000)             (207,000)
                                                                                                    ---------           -----------
             Net cash provided by financing activities ...................................             12,000             1,552,294
                                                                                                    ---------           -----------
Net decrease in cash .....................................................................           (198,376)                 (602)
Cash at beginning of year ................................................................            200,790                 2,414
                                                                                                    ---------           -----------
Cash at end of year ......................................................................          $   2,414           $     1,812
                                                                                                    =========           ===========
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest ................................................          $ 149,377           $   201,230
                                                                                                    =========           ===========

          See accompanying notes to consolidated financial statements.

                                  TEXOIL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

Texoil, Inc. and its wholly-owned subsidiary Texoil Company (collectively "Texoil" or the "Company") are engaged in the exploration for and production of oil and natural gas, primarily in South Louisiana and to a lesser extent in Texas. In March 1993 Texoil Company merged with a wholly-owned subsidiary of Comet Entertainment, Inc. ("Comet"), a Nevada corporation. In conjunction with the merger, Comet changed its name to Texoil, Inc. The merger was accounted for as a "reverse acquisition" with Texoil as the acquirer and surviving entity.

CONSOLIDATION

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary.

LOSS PER COMMON SHARE

The loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding and common stock equivalents, if dilutive.

OIL AND GAS PROPERTIES

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the acquisition of, exploration for and development of oil and gas reserves for each cost center are capitalized. Capitalized costs include lease acquisitions; geological and geophysical work; delay rentals; costs of drilling, completing and equipping oil and gas wells; and administrative costs applicable to the Company's personnel directly engaged in exploration and development activities. Gains or losses are recognized only upon sales or dispositions of significant amounts of oil and gas reserves. Proceeds from all other sales or dispositions are treated as reductions to capitalized costs.

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated costs of plugging and abandonment, net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred. The Company's proved oil and gas reserves were estimated by Gruy Engineering Corporation, independent petroleum engineers, as of December 31, 1995 and 1996.

The capitalized oil and gas property costs, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount factor of 10% and assuming continuation of existing economic conditions; and (b) the cost of investments in unevaluated properties excluded from the costs being amortized.

OTHER PROPERTY AND EQUIPMENT

Property and equipment, other than oil and gas properties, is recorded at historical cost and is presented net of accumulated depreciation of $314,142 in the accompanying consolidated balance sheet. Depreciation is provided generally on a straight-line basis over the estimated useful lives of the assets which range from five to ten years.

INCOME TAXES

The Company uses the liability approach for accounting for income taxes. Under the liability approach, recognition is given to the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

ACCOUNTING ESTIMATES

The accompanying financial statements are prepared in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates.

SIGNIFICANT RISKS AND UNCERTAINTIES

The Company's operations are subject to all of the environmental and operational risks normally associated with the oil and gas industry. The Company maintains insurance that is customary in the industry; however, there are certain risks for which the Company does not maintain full insurance coverage. The occurrence of a significant event that is not fully covered by insurance could have a significant adverse effect on the Company's financial position.

RECLASSIFICATIONS

Certain amounts have been reclassified in the accompanying 1995 consolidated financial statements to conform to the 1996 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS
128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion (APB) No. 15 , EARNINGS PER SHARE. SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS 128 in 1997 and its implementation is not expected to have a material effect on the consolidated financial statements.

NOTE 2 - GOING CONCERN UNCERTAINTY AND MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses and has a working capital deficit that raise substantial doubt about its ability to meet future expenditure obligations necessary to fully evaluate and develop its oil and gas properties and to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties. In this regard the Company entered into the financing arrangements (as described in Note 5) in order to meet its working capital requirements and to pursue its exploration opportunities. Despite the Company's successful efforts to obtain initial financing for its 1997 exploratory drilling program there can be no assurance that such financing will be sufficient to fully fund the drilling program or that the results of drilling operations will be successful. Accordingly, the Company will continue to seek additional sources of financing as may be necessary.

NOTE 3 - CONCENTRATIONS AND WORKING CAPITAL DATA

The Company's accounts receivable are primarily from purchasers of oil and natural gas products and exploration and production companies which own interests in properties operated by the Company. Accordingly, the Company's principal credit risk rests with customers operating in the oil and natural gas industry. Revenues from companies comprising more than 10% of total sales in the years ended December 31, were as follows:

                                     1995             1996
                                     ----             ----
Customer A                            58%               86%
Customer B                            18%                1%
Customer C                            14%                9%

Accounts receivable at December 31, 1996 consist of the following:

         Oil and gas revenues receivable              $ 182,522
         Joint interest receivables                     286,017
                                                      ---------
                                                      $ 468,539
                                                      =========

Accounts payable and accrued liabilities at December 31, 1996 consist of the following :

         Trade payables and other                     $ 614,348
         Oil and gas revenues payable                   351,664
                                                      ---------
                                                      $ 966,012
                                                      =========

NOTE 4 - OIL AND GAS PROPERTIES

The following table sets forth information concerning the Company's oil and gas properties at December 31, 1996:

                                                       AMOUNT
                                                    ------------
           Evaluated                                $ 17,602,922
           Unevaluated                                 1,577,469
                                                    ------------
                                                      19,180,391
         Accumulated depreciation,
          depletion and amortization                 (14,539,064)
                                                    ------------
                                                    $  4,641,327
                                                    ============

Unevaluated costs excluded from amortization at December 31, 1996 include geological and geophysical and leasehold costs which are related to the Company's exploration activities in South Louisiana and Texas.

Capitalized administrative costs applicable to the Company's personnel directly engaged in exploration and development activities amounted to approximately $180,000 and $111,000 in 1995 and 1996, respectively.

NOTE 5 - NOTES PAYABLE

At December 31, 1996, notes payable consisted of the following:

10% Exchangeable notes due September 1, 1999, interest only payable
monthly, collateralized by substantially all of the assets of the Company ......................     $ 1,194,794

12% convertible subordinated loans from directors due October 2002 or upon earlier settlement of all debt under the RIMCO agreement, interest
only payable monthly ...........................................................................         900,000

Prime plus 2% (10.25% at December 31, 1996) subordinated notes from a director and his affiliate due October 2002 or upon earlier settlement of
all debt under the RIMCO agreement, interest only payable monthly ..............................       1,050,000
                                                                                                     -----------
                                                                                                       3,144,794

    Less: current portion ......................................................................      (1,194,794)
                                                                                                     -----------
    Long term portion ..........................................................................     $ 1,950,000
                                                                                                     ===========

In September 1996, the Company entered into a financing agreement (the RIMCO agreement) to provide up to $8,000,000 in two separate financings.

Under the first financing, the Company may issue up to $3,000,000 in exchangeable notes through September 1, 1997. Any indebtedness under the exchangeable notes is exchangeable for the Company's common stock at $.80 per share.

Under the second financing, which may occur after advances of $2,800,000 have been made on the exchangeable notes, the Company may issue up to $5,000,000 in senior notes through September 1, 1999. Advances under the senior notes will bear interest at 10% with interest and principal payable monthly through September 2002 and will be collateralized by substantially all of the Company's assets. At December 31, 1996, no advances had been made under the senior notes.

The 12% directors loans were entered into by the Company in conjunction with the RIMCO agreement and replaced previously existing loans with directors. The loans are convertible into shares of the Company's common stock at $.80 per share.

The Company can require conversion of the exchangeable notes issued under the RIMCO agreement or the 12% directors loans if funding of at least $2,800,000 has occurred from the exchangeable notes and the average common stock price for any consecutive 20-day trading period is $3.00 or more. The Company has granted registration rights for any shares to be issued under conversion privileges of the 12% directors loans and the exchangeable notes.

A recent Securities and Exchange Commission staff position has established the appropriate accounting treatment for debt possessing conversion privileges that are below market. Pursuant to this ruling, the excess of the fair market value of the Company's common stock over the conversion prices stipulated in the RIMCO agreement and the 12% directors loan agreements, is considered an additional return on those debt instruments. Accordingly, the Company has recorded the excess amount of $1,683,694 as additional interest expense and as paid in capital in 1996, in accordance with the SEC requirements.

At December 31, 1996, the Company was in default of one of the RIMCO loan covenants. The Company requested and obtained a waiver of this violation from RIMCO effective through June 30, 1997. Accordingly, the debt has been classified as current at December 31, 1996 in the accompanying consolidated balance sheet.

Interest payments on notes to stockholders amounted to $101,012 and $178,184 in 1995 and 1996, respectively.

NOTE 6 - SERIES A PREFERRED STOCK

The Series A Preferred Stock is convertible into common stock at any time with the number of shares issuable determined by dividing the liquidation value of the surrendered preferred stock by $3.00. Series A Preferred Stock dividends of $3.00 per share for every quarter of 1995 and for the first and second quarters of 1996 were declared and subsequently paid. Preferred stock dividends are only payable when declared by the Company's Board of Directors and the Board has no obligation to declare any such dividends before October 2002. No dividends were declared for the third and fourth quarters of 1996.

NOTE 7 - INCOME TAXES

The Company is subject to domestic federal and state income taxes. There were no such taxes currently payable in 1995 or 1996 due to the Company's operating losses. Deferred income tax assets are comprised of the following at December 31, 1996:

Tax loss carryforwards ..........................   $1,905,000
Credit carryforwards ............................       52,000
Property and equipment bases differences ........     (710,000)
Statutory depletion carryforwards ...............      765,000
Other ...........................................      (13,000)
                                                    ----------
                                                     1,999,000
Valuation allowance .............................   (1,999,000)
                                                    ----------
                                                    $     --
                                                    ==========

The income tax benefit differs from the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax loss from operations due to the effect of net operating losses that are not currently utilizable.

Approximately $5,602,000 of tax loss carryforwards remain at December 31, 1996. The carryforwards expire in the following years: 2000 ($906,800); 2001 ($714,100); and thereafter ($3,981,100). Additionally, approximately $2,249,000 of depletion carryforwards and $52,000 of investment tax credit carryforwards remain at December 31, 1996. Section 382 of the Internal Revenue Code of 1986, as amended, limits the availability of the net operating loss ("NOL") and investment tax credit ("ITC") carryforwards if there is a change of ownership of more than 50% of the Company within a retroactive three year period. This limitation, if applied, would limit the utilization of the NOL and ITC carryforwards in each taxable year to an amount equal to the product of the federal long-term tax-exempt bond rate prescribed by the Internal Revenue Service and the fair market value of the Company immediately prior to the time of the ownership change. Texoil's management anticipates, however, that should a cumulative change in ownership of Texoil in excess of 50% be deemed to occur within a retroactive three year period in connection with any recent or proposed securities transaction, the resulting limitation would not have a material impact on the Company's financial position because no deferred tax asset has been established for the Company's significant net operating loss carryforwards.

NOTE 8 - COMMITMENTS

During 1995, the Company negotiated a renewal of its agreement to lease office space. Under the terms of the agreement, the Company received a partial year's free rent (such free rent was from June 1, 1995 to February 1, 1996) and has the option to terminate the lease in October 1998 by paying a one-time penalty of $33,403. In the event this option is exercised, the approximate future minimum payments under the terms of the lease agreement would be reduced by approximately $214,000.

The Company's rent obligation is currently offset by the $2,356 monthly proceeds from a sublease commencing in June 1995 and expiring in the year 2000. This sublease arrangement reduces the Company's net lease expense to approximately $81,000 per year. The sublease has a 90 day cancellation clause and accordingly, the Company's future operating lease commitments in the following table have not been reduced by the sublease rentals.

                       YEAR ENDING
                      DECEMBER 31,                         AMOUNT
                      ------------                    -------------
                          1997                        $     122,540
                          1998                              122,540
                          1999                              122,540
                          2000                               91,900
                                                      -------------
                                                      $     459,520
                                                      =============

Net lease payments made under the terms of the operating lease totaled $12,777 in 1995 and $90,769 in 1996.

As is common within the industry, the Company has entered into various commitments and operating agreements related to exploration and the development of and production from certain proved oil and natural gas properties. It is management's belief that such commitments will be met without a material adverse effect on the Company's financial position.

NOTE 9 - ISSUANCES OF COMMON STOCK, OPTIONS AND WARRANTS

The following table presents the changes in the Company's common stock accounts since January 1, 1995:

                                                                                       COMMON STOCK                     ADDITIONAL
                                                                              ------------------------------             PAID-IN
                                                                               SHARES                AMOUNT              CAPITAL
                                                                              ---------              -------         ---------------
Balance, January 1, 1995 .......................................              4,058,643              $40,586           $4,460,189
Stock issued pursuant to 1995 Stock
     Compensation Plan .........................................                 77,447                  775              127,096
                                                                              ---------              -------           ----------
Balance, December 31, 1995 .....................................              4,136,090               41,361            4,587,285

Incremental yield on convertible
     debt issued (Note 5) ......................................                   --                   --              1,683,694
Stock issued pursuant to 1996 Stock
     Compensation Plan .........................................                 20,983                  210               28,650
                                                                              ---------              -------           ----------
Balance December 31, 1996 ......................................              4,157,073              $41,571           $6,776,192
                                                                              =========              =======           ==========

The Company has outstanding options granted to two directors to each purchase 281,384 shares of common stock at approximately $.46 per share. The options are exercisable in blocks of at least 5,000 shares through December 31, 1999. During 1996, the Company's board of directors authorized the issuance of options to a director to purchase 50,000 shares of the Company's common stock at an exercise price of $1.56 per share with an expiration of June, 2006. In accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation", the Company recorded consulting expense during 1996 of $54,099 with respect to these options. The net loss per share of common stock for the years ended December 31, 1995 and 1996 does not reflect the weighted average number of shares that would be outstanding assuming exercise of these options as the effect of such exercise would be anti-dilutive.

In conjunction with a public offering of the Company's common stock in 1994, the Company issued an underwriters' warrant to purchase 75,000 units at $7.50 per unit through May, 1999.

NOTE 10 - STOCK OPTION AND COMPENSATION PLANS

In July 1994, the Board of Directors adopted the 1994 Stock Option Plan (the "1994 Plan"), subject to approval by the Company's stockholders. The 1994 Plan was approved by the Company's stockholders at their annual meeting in August 1994. Pursuant to the 1994 Plan, options to purchase up to 250,000 shares of common stock may be granted. The terms of such options are determined by the Compensation Committee of the Board of Directors and the exercise price of options may not be less than the market value of the common stock on the date of the grant. In July 1994, the Company granted three officers options to purchase an aggregate of 110,000 shares of common stock at an exercise price of $3.00 per share and in September 1994, the Company granted an option to a non-employee consultant to purchase 5,000 shares of common stock at an exercise price of $3.50 per share. These options are subject to a one year vesting period. There are no other options outstanding under the 1994 Plan. As of December 31, 1996, none of the options had been exercised.

The 1995 and 1996 Stock Compensation Plans, which provide for the issuance of shares of common stock to certain employees and consultants whose cash compensation was reduced by 30% effective April 1, 1995. Pursuant to the Plans, a total of 77,447 and 61,836 shares of common stock were issued to such individuals in 1995 and 1996, respectively on recognition of their reduced cash compensation and for services rendered and reimbursement of expenses incurred. During 1995 and 1996, the Company recognized compensation, travel and consulting expense in the amount of $127,871 and $82,700, respectively, representing the fair market value of such shares issued in lieu of reduced cash.

The Company has elected to continue to account for stock options issued to employees in accordance with APB opinion 25, "Accounting for Stock Issued to Employees". In May 1996, the Company granted options to the president of the Company at an exercise price equal to the market price of the Company's common stock at the date of grant. Accordingly, no compensation cost was recorded as a result of this transaction.

Effective for the year ended December 31, 1996, the Company was required to adopt the disclosure provisions of SFAS No. 123. This statement requires the Company to provide pro forma information regarding net income or loss applicable to common shareholders and net income or loss per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value assumptions used for grants in 1996 as follows: dividend yield of 0% for all years; expected volatility of 81%; a risk free interest rate of 6.6%; and an expected life of 5 years.

Had compensation cost for the options issued during 1996 been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

          Net loss applicable to common shareholders:

                   As reported ......................    $  2,466,849
                                                         ------------
                   Pro forma ........................    $  2,494,179
                                                         ------------
          Net loss per share:

                   As reported ......................    $      (0.59)
                                                     ----------------
                   Pro forma ........................    $      (0.60)
                                                     ----------------

NOTE 11 - SUPPLEMENTAL OIL AND GAS INFORMATION

Information with respect to the Company's oil and gas producing activities is presented in the following tables. Estimates of reserve quantities, as well as future production and discounted cash flows, were determined by Gruy Engineering Corporation, independent petroleum engineers, as of December 31, 1995 and 1996.

OIL AND GAS RELATED COSTS

The following table sets forth information concerning costs related to the Company's oil and gas property acquisition, exploration and development activities in the United States during the years ended December 31, 1995 and 1996:

                                                         1995           1996
                                                     -----------    -----------
Property acquisition costs - proved ..............   $      --      $      --
                           - unproved ............       341,614      1,395,249
Less - proceeds from sale of prospect interests ..      (636,532)      (130,738)
Exploration costs, net ...........................       397,836           --
Development costs ................................       156,863        382,373
                                                     -----------    -----------
                                                     $   259,781    $ 1,646,884
                                                     ===========    ===========

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

The following table sets forth the Company's results of operations from oil and gas producing activities for the years ended December 31, 1995 and 1996:

                                                         1995           1996
                                                     -----------      ---------
Revenues .......................................     $ 1,110,581      $ 972,739
Production costs and taxes .....................        (319,011)      (275,749)
Depreciation, depletion and amortization .......        (654,125)      (548,652)
                                                     -----------      ---------
Results of operations before income taxes ......         137,445        148,338
Income taxes ...................................            --             --
                                                     -----------      ---------
Results of operations from oil and gas
  producing activities .........................     $   137,445      $ 148,338
                                                     ===========      =========

In the presentation above, no deduction has been made for indirect costs such as corporate overhead or interest expense. No income taxes are reflected due to the fact that the Company is not currently in a tax-paying position as well as the fact that the deferred tax liabilities reflected in the provision for income taxes (see Note 7), while substantially related to Texoil's oil and gas producing activities, are more than offset by tax loss carryforwards and depletion carryforwards applicable to the Company's oil and gas producing activities. For the years ended December 31, 1995 and 1996, the depreciation, depletion and amortization rate per barrel of oil equivalent of production was $9.83 and $11.79, respectively.

OIL AND GAS RESERVES (UNAUDITED)

The following table sets forth the Company's net proved oil and gas reserves at December 31, 1995 and 1996 and the changes in net proved oil and gas reserves for the years then ended. Proved reserves represent the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The reserve information indicated below requires substantial judgment on the part of the reserve engineers, resulting in estimates which are not subject to precise determination. Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available and that revisions in these estimates could be significant.

                                                      OIL    GAS
                                                    ------- ------
                                                    (Mbbls) (Mmcf)
              Proved reserves:
                 Balance at January 1, 1995 ......    354     774
                   Discoveries and extensions ....      8      16
                   Revisions of previous estimates   (109)     55
                   Production ....................    (41)   (152)
                                                     ----    ----
                 Balance at December 31, 1995 ....    212     693
                   Discoveries and extensions ....     17       8
                   Revisions of previous estimates     (5)    (16)
                   Production ....................    (29)   (105)
                                                     ----    ----
                 Balance at December 31, 1996 ....    195     580
                                                     ====    ====

               Proved developed reserves at December 31:

                  1995                               212      693
                                                     ===     ====
                  1996                               195      580
                                                     ===     ====

Of the Company's total proved reserves as of December 31, 1996, approximately 44% were classified as proved developed "producing" and approximately 56% were classified as proved developed non-producing. All of the Company's reserves are located in the continental United States.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

The standardized measure of discounted future net cash flows from the Company's proved oil and gas reserves at December 31, 1995 and 1996 is presented in the following table:

                                                      1995             1996
                                                   -----------      -----------
Future cash inflows ..........................     $ 6,670,825      $ 6,759,564
Future production costs and taxes ............      (2,114,558)      (2,098,310)
Future development costs .....................        (387,054)        (370,787)
Future income tax expenses ...................            --               --
                                                   -----------      -----------
     Net future cash flows ...................       4,169,213        4,290,467
Discount at 10% for timing of cash flows .....      (1,030,991)      (1,056,348)
                                                   -----------      -----------
Discounted future net cash flows from
 proved reserves at December 31 ..............     $ 3,138,222      $ 3,234,119
                                                   ===========      ===========

The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves during 1995 and 1996:

                                                       1995             1996
                                                   -----------      -----------
Balance at beginning of year .................     $ 3,239,989      $ 3,138,222

Sales, net of production costs and taxes .....        (791,570)        (696,990)
Discoveries and extensions ...................         183,470          339,479
Changes in prices and production costs .......       1,247,487          517,060
Revisions of quantity estimates ..............        (955,000)        (102,000)
Interest factor - accretion of discount ......         323,999          313,822
Development costs incurred ...................         156,863          213,035
Changes in future development costs ..........        (199,238)        (451,258)
Changes in production rates and other ........         (67,778)         (37,251)
                                                   -----------      -----------
Balance at end of year .......................     $ 3,138,222      $ 3,234,119
                                                   ===========      ===========

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the production costs, ad valorem and production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices used at December 31, 1995 and 1996 were $18.99 and $23.43 per barrel of oil and $3.81 and $3.80 per mcf of gas, respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing oil and gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions.

Income tax expense is computed based on applying the appropriate statutory tax rate to the excess of future cash inflows less future production and development costs over the current tax basis of the properties involved, less applicable carryforwards, for both regular and alternative minimum tax (AMT). On such basis, no regular tax or AMT resulted for either 1995 or 1996.

The future net revenue information assumes no escalation of costs or prices, except for gas sales made under terms of contracts which include fixed and determinable escalation. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be material.