Form 10-Q
period 1997-03-31
TEXOIL INC /NV/
filed 1997-05-15
CIK 748856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]    NO  [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,199,923 shares of common stock, $.01 par value, issued and outstanding at April 26, 1997.

Transitional Small Business Disclosure Format (check one):
YES [_]    NO  [X]

                                  TEXOIL, INC.
                                TABLE OF CONTENTS

                                                                          PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheet as of March 31, 1997.............................3
Consolidated Statement of Income (Loss) and Retained Earnings
    (Deficit) for the three months ended March 31, 1997 and 1996............4
Consolidated Statement of Cash Flows for the three months
    ended March 31, 1997 and 1996...........................................5
Notes to Consolidated Financial Statements..................................6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................................8

PART II. OTHER INFORMATION.................................................12

                                  TEXOIL, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                  MARCH 31, 1997
                                                                   ------------
                     ASSETS
Current assets:
  Cash and cash equivalents ..................................     $    172,168
  Accounts receivable ........................................          370,751
  Other current assets .......................................           47,631
                                                                   ------------
      Total current assets ...................................          590,550
                                                                   ------------
Property and equipment, at cost:
  Oil and gas properties, net (on the basis
   of full cost accounting) ..................................        4,898,008
  Other equipment, net .......................................            2,480
Other Assets .................................................           50,222
                                                                   ------------
                                                                   $  5,541,260
                                                                   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ...................     $    907,366
  Current Portion - notes payable ............................        1,641,594
                                                                   ------------
      Total current liabilities ..............................        2,548,960

Notes Payable ................................................        1,950,000

Other long-term liabilities ..................................          203,476

Stockholders' equity:
  Series A preferred stock, $.01 par; redeemable
    and convertible with liquidation preference of
    $100 per share 10,000,000 shares authorized;
    23,000 shares issued and outstanding .....................        2,300,000
  Common stock, $.01 par; 50,000,000 shares
    authorized; 4,199,923 shares issued and
    outstanding ..............................................           42,000
  Additional paid-in capital .................................        6,816,353
  Deficit ....................................................       (8,319,529)
                                                                   ------------
                                                                        838,824
                                                                   ------------
                                                                   $  5,541,260
                                                                   ============

                                  TEXOIL, INC.

     CONSOLIDATED STATEMENT OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)
                                   (unaudited)


                                                      For The Three Months
                                                         Ended March 31,
                                                  -----------------------------
                                                      1996             1997
                                                  ------------     ------------
Revenues:
  Oil and gas sales ..........................    $    274,496     $    274,954
                                                  ------------     ------------
Costs and expenses:
  Lease operating expenses ...................          46,770           49,459
  Depreciation, depletion and
    amortization .............................         141,019          134,253
  Production taxes ...........................          25,180           22,312
  General and administrative
    expenses, net ............................         152,963          130,001
Other (income) expenses:
  Interest expense ...........................          39,832           61,238
  Non-cash interest expense ..................               0          460,763
  Interest income and other ..................            (384)               0
                                                  ------------     ------------
                                                       405,380          858,026
                                                  ------------     ------------
Loss before income taxes .....................        (130,884)        (583,072)
Provision for income taxes ...................            --               --
                                                  ------------     ------------
Net loss .....................................        (130,884)        (583,072)
Dividends on preferred stock .................         (69,000)               0
                                                  ------------     ------------
Net loss applicable to common stock ..........        (199,884)        (583,072)

Retained earnings (deficit),
  beginning of period ........................      (5,269,609)    $ (7,736,457)
                                                  ------------     ------------
Retained earnings (deficit),
  end of period ..............................    $ (5,469,493)    $ (8,319,529)
                                                  ============     ============
Net loss per share of common stock ...........    $      (0.05)    $      (0.14)
                                                  ============     ============

Average number of shares outstanding .........       4,146,475        4,199,923
                                                  ============     ============

                                  TEXOIL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                 For The Three Months Ended March 31 ,
                                                                        ---------------------
                                                                          1996        1997
                                                                        ---------   ---------
Operating activities:
            Net loss .................................................  $(130,884)  $(583,071)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
            Depreciation, depletion and amortization .................    141,019     134,253
            Non-cash compensation expense ............................     28,860       2,550
            Non-cash & additional paid-in capital ....................          0     460,763
            Decrease (increase) in accounts receivable ...............    (84,456)    101,406
            Decrease (increase) in other current assets ..............     10,454      10,827
            Increase (decrease) in accounts payable ..................    352,103      (8,424)
         Increase (decrease) in other long-term liabilities ..........     (2,962)     (2,885)
                                                                        ---------   ---------
            Net cash provided by (used in) operating activities ......  $ 314,134   $ 115,419
                                                                        ---------   ---------

Investing activities:
      Capital expenditures ...........................................   (232,750)   (391,863)
      Proceeds from sales of prospects ...............................          0           0
                                                                        ---------   ---------
            Net cash used in investing activities ....................  $(232,750)  $(391,863)

Financing activities:
      Proceeds from borrowings .......................................    100,000     446,800
      Payments on borrowings .........................................    (62,000)          0
      Preferred stock dividends paid .................................    (69,000)          0
                                                                        ---------   ---------
            Net cash provided by (used in) financing activities ......  $ (31,000)  $ 446,800
                                                                        ---------   ---------
Net increase (decrease) in cash and cash equivalents .................     50,384     170,356
                                                                        ---------   ---------
Cash and cash equivalents at beginning of period .....................      2,414       1,812
                                                                        ---------   ---------
Cash and cash equivalents at end of period ...........................  $  52,798   $ 172,168
                                                                        =========   =========

                                  TEXOIL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - ACCOUNTING POLICIES:

      Texoil, Inc., (the "Company") and its wholly owned subsidiary, Texoil Company ("Texoil"), are engaged in the exploration for, and the production of, oil and natural gas, primarily in South Louisiana, and to a lesser extent in Texas. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, have been reflected in the accompanying unaudited financial statements. For further information regarding accounting policies, refer to the Company's audited financial statements for the years ended December 31, 1995 and 1996 included in its 1996 Annual Report on Form 10-KSB. The average number of shares outstanding, reflected in the net loss per share of common stock for the three months ended March 31, 1997, gives effect to the 1995 and 1996 Stock Compensation Plans (the "1995 & 1996 Plans"), which provided for the issuance of shares of common stock to certain employees and consultants whose cash compensation was reduced by 30% effective April 1, 1995.

NOTE 2 - GOING CONCERN UNCERTAINTY AND MANAGEMENT PLANS:

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses and has a working capital deficit that raise substantial doubt about its ability to meet future expenditure obligations necessary to fully evaluate and develop its oil and gas properties and to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties. In this regard the Company entered into the financing arrangements (as described in Note 3) in order to meet its working capital requirements and to pursue its exploration opportunities. Despite the Company's successful efforts to obtain initial financing for its 1997 exploratory drilling program there can be no assurance that such financing will be sufficient to fully fund the drilling program or that the results of drilling operations will be successful. Accordingly, the Company will continue to seek additional sources of financing as may be necessary.

NOTE 3 - NOTES PAYABLE:

EXCHANGEABLE AND CONVERTIBLE NOTES
      In September 1996, Texoil entered into a financing agreement with four limited partnerships, of which Resource Investors Management Company Limited Partnership ("RIMCO") is the controlling partner, (the "RIMCO Financing") to provide up to $8,000,000 in two separate financings. Under the first financing, Texoil may issue up to $3,000,000 in exchangeable notes through September 1, 1997. Any indebtedness under the exchangeable notes is exchangeable for the Company's common stock at $.80 per share. As of March 31, 1997 Texoil has borrowed a total of $1,641,594 from RIMCO. Some $446,800 of this total amount was borrowed during the three months ended March 31, 1997. Under the second financing, which may occur after advances of $2,800,000 have been made on the exchangeable notes, Texoil may issue up to $5,000,000 in senior notes through September 1, 1999, contingent upon Texoil maintaining an agreed upon borrowing base. Texoil's ability to maintain the agreed upon borrowing base is directly dependent on the results of its exploratory drilling program, therefore it can give no assurance that it will be able to maintain the necessary borrowing base. Advances under the senior notes will bear interest at 10% with interest and principal payable monthly through

September 2002 and will be collateralized by substantially all of Texoil's assets. At March 31, 1997, no advances had been made under the senior notes.

      In conjunction with the RIMCO Financing, the Company replaced previously existing convertible notes held by three of its directors with replacement convertible notes (the "Replacement Notes") in the aggregate amount of $900,000. Any indebtedness under the Replacement Notes is convertible for the Company's common stock at $0.80 per share.

      The Company can require exchange or conversion of the exchangeable notes issued under the RIMCO Financing or the Replacement Notes if funding of at least $2,800,000 has occurred from the exchangeable notes, under the RIMCO Financing, and the average common stock price for any consecutive 20-day trading period is $3.00 or more. The Company has granted registration rights for any shares to be issued under these exchange or conversion privileges.

      At December 31, 1996, the Company was in default of one of the RIMCO Financing loan covenants. The Company requested and obtained a waiver of this violation from RIMCO effective through June 30, 1997. Accordingly, the debt has been classified as current at March 31, 1997 in the accompanying consolidated balance sheet.


OTHER AFFILIATE NOTES

      The Company has two subordinated notes from a Company director and his affiliate in the aggregate amount of $1,050,000. There are $1,000,000 in loans from Mr. T.W. Hoehn, Jr. evidenced by a promissory note which matures upon the earlier to occur of October 1, 2002, and 30 days after the RIMCO debt has been paid in full in cash or by exchange for common stock. The note accrues interest at a variable rate equal to 2% plus the prime rate announced by Wells Fargo Bank (Texas), N.A., is payable to the T.W. Hoehn, Jr. and Betty Jo Hoehn Revocable Trust, and is subordinate to the RIMCO financing. Monthly interest payments are due on the 10th day of each month and scheduled quarterly principal payments may be made if certain liquidity conditions are satisfied and after the first $2,800,000 of the RIMCO loans have been funded. Unpaid quarterly principal payments are cumulative and amounts in excess of the scheduled quarterly payments may be paid if the liquidity conditions are satisfied. A $50,000 loan from Opal Air, Inc., a company owned by T. W. Hoehn, Jr., is evidenced by a promissory note from the Company to Opal Air, Inc.; said note matures on the same date and is otherwise subject to substantially the same terms as the Company's $1,000,000 note to the T. W. Hoehn, Jr. and Betty Jo Hoehn Revocable Trust.

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

At March 31, 1997, the Company's estimated discounted future net revenues from estimated proved reserves on an after-tax basis approximate the net capitalized costs in the Company's full cost pool. So long as this condition continues, any excess of the company's full cost pool over the discounted future net revenues from proved reserves on an after-tax basis may result in charges to the Company's operations. Such excesses could result from writedowns of proved reserve quantities or declines in oil and gas prices. Certain events and conditions that may cause such charges cannot be reasonably predicted by the Company. Once incurred, a writedown of oil and gas properties cannot be reversed at a later date even if reserve quantities are subsequently increased or oil and gas prices subsequently rise.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996 COMPARED
TO THREE MONTHS ENDED MARCH 31, 1997

The Company recorded net losses of $130,884 and $583,072 in the three months ended March 31, 1996 and 1997, respectively. The $452,188 increase in the Company's comparative net losses resulted primarily from the following factors:


                                            DECREASE (INCREASE) IN NET LOSS
                                            Three months ended March 31, 1997

Increase in non-cash interest expense .........       $(460,763)

Decrease in net general and ...................          22,963
administrative expenses

Increase in interest expense ..................         (21,406)

Aggregate of all others .......................           7,018
                                                      ---------
                                                      $(452,188)
                                                      =========

The increase in non-cash interest expense comes as a result of the Securities and Exchange Commission staff's recently adopted new position on accounting for convertible debt instruments, which are convertible at a discount to the market price. This new SEC position was expressed after the closing date of the RIMCO Financing and the Replacement Notes with the three directors discussed in Note
3. Pursuant to this new position, the excess of the fair value of the Company's common stock over the conversion prices stipulated in the debt instruments is considered an additional return on those debt instruments. In this case the stipulated conversion price of the Company's common stock was below the closing price of the Company's common stock, as listed by NASDAQ, on the date the debt instruments closed.. Accordingly, the Company has recorded the excess amount of $460,763 as a non cash, non recurring interest expense, and as additional paid in capital in 1997. This non recurring interest expense contributed a significant portion toward the reported net loss per share of $0.14.

      The decrease in net general and administration expenses is comprised primarily of salary reductions due to the reduction in number of employees subsequent to March 31, 1996.

      The increase in interest expenses is primarily due to interest expense in connection with borrowings from the RIMCO financing.

      The aggregate of all other factors was not materially different for the three months ended March 31, 1997 compared to the first three months ended March 31, 1996. Oil and gas production revenues were essentially the same during these two periods because the normal decline of approximately 13% in production volumes was offset by an increase in oil and gas prices of approximately 15%.


LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLANS. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses and has a working capital deficit that raise substantial doubt about its ability to meet future expenditure obligations necessary to fully evaluate and develop its oil and gas properties and to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties. In this regard the Company entered into the financing arrangements (as described in Note 3) in order to meet its working capital requirements and to pursue its exploration opportunities. Despite the Company's successful efforts to obtain initial financing for its 1997 exploratory drilling program there can be no assurance that such financing will be sufficient to fully fund the drilling program or that the results of drilling operations will be successful. Accordingly, the Company will continue to seek additional sources of financing as may be necessary.

CASH FLOW FROM OPERATIONS. The Company's net cash flow from operations produced a cash surplus of $52,798 and $172,168 for the three month periods ended March 31, 1996, and 1997, respectively. This $119,370 comparative increase win the Company's net cash flow is attributable to the Company not having to pay principal on borrowings subsequent to the RIMCO Financing and being restricted from paying preferred stock dividend payments by the RIMCO Financing.

      CASH FLOW FROM FINANCING

EXCHANGEABLE AND CONVERTIBLE NOTES
      In September 1996, Texoil entered into the RIMCO Financing to provide up to $8,000,000 in two separate financings. Under the first financing, Texoil may issue up to $3,000,000 in exchangeable notes through September 1, 1997. Any indebtedness under the exchangeable notes is exchangeable for the Company's common stock at $.80 per share. As of March 31, 1997 Texoil has borrowed a total of $1,641,594 from RIMCO. Some $446,800 of this total amount was borrowed during the three months ended March 31, 1997. Under the second financing, which may occur after advances of $2,800,000 have been made on the exchangeable notes, Texoil may issue up to $5,000,000 in senior notes through September 1, 1999, contingent upon Texoil maintaining an agreed upon borrowing base. Texoil's ability to maintain the agreed upon borrowing base is directly dependent on the results of its exploratory drilling program, therefore it can give no assurance that it will be able to maintain the necessary borrowing base. Advances under the senior notes will bear interest at 10% with interest and principal payable monthly through September 2002 and will be collateralized by substantially all of Texoil's assets. At March 31, 1997, no advances had been made under the senior notes.

      In conjunction with the RIMCO Financing, the Company replaced previously existing convertible notes held by three of its directors with Replacement Notes in the aggregate amount of $900,000. Any indebtedness under the Replacement Notes is convertible for the Company's common stock at $0.80 per share.

      The Company can require exchange or conversion of the exchangeable notes issued under the RIMCO Financing or the Replacement Notes if funding of at least $2,800,000 has occurred from the exchangeable notes under the RIMCO Financing and the average common stock price for any consecutive 20-day trading period is $3.00 or more. The Company has granted registration rights for any shares to be issued under these exchange or conversion privileges.

      At December 31, 1996, the Company was in default of one of the RIMCO Financing loan covenants regarding the current assets to current liabilities ratio. The Company requested and obtained a waiver of this violation from RIMCO effective through June 30, 1997. Accordingly, the debt has been classified as current at March 31, 1997 in the accompanying consolidated balance sheet. The Company's ability to satisfy the requirements of the RIMCO Financing covenant(s) is dependent on results of its exploratory drilling program. If the Company is unable to meet the requirements of the RIMCO Financing covenant(s) it will again seek a waiver from RIMCO. The Company can give no assurance that successful drilling results will be achieved or that a request for waiver will be granted.


OTHER AFFILIATE NOTES

      The Company has two subordinated notes from a Company director and his affiliate in the aggregate amount of $1,050,000. There are $1,000,000 in loans from Mr. T.W. Hoehn, Jr. evidenced by a promissory note which matures upon the earlier to occur of October 1, 2002, and 30 days after the RIMCO debt has been paid in full in cash or by exchange for common stock. The note accrues interest at a variable rate equal to 2% plus the prime rate announced by Wells Fargo Bank (Texas), N.A., is payable to the T.W. Hoehn, Jr. and Betty Jo Hoehn Revocable Trust, and is subordinate to the RIMCO financing. Monthly interest payments are due on the 10th day of each month and scheduled quarterly principal payments may be made if certain liquidity conditions are satisfied and after the first $2,800,000 of the RIMCO loans have been funded. Unpaid quarterly principal payments are cumulative and amounts in excess of the scheduled quarterly payments may be paid if the liquidity conditions are satisfied. A $50,000 loan from Opal Air, Inc., a company owned by T. W. Hoehn, Jr., is evidenced by a promissory note from the Company to Opal Air, Inc.; said note matures on the same date and is otherwise subject to substantially the same terms as the Company's $1,000,000 note to the T. W. Hoehn, Jr. and Betty Jo Hoehn Revocable Trust.

      CAPITAL EXPENDITURES. Texoil's net capital expenditures totaled $232,750 and $391,863 in the three month periods ended March 31, 1996 and 1997, respectively. The latter amount is comprised primarily of leasehold and seismic acquisition costs totaling $310,132, on the Company's operated Raceland 3-D seismic exploration project in Lafourche Parish, Louisiana and $1,256 on the Greens Lake 3-D seismic exploration project in Galveston County, Texas operated by Burlington Resources. The remaining $80,475 is in capitalized general and administrative costs and capitalized workover costs at the Company's Main Pass Block 3 field.

      FUTURE CAPITAL REQUIREMENTS. The Company anticipates making additional capital expenditures to drill the initial wells on the Greens Lake and Raceland Prospects in Galveston County, Texas, and Lafourche Parish, Louisiana, respectively. A drilling rig is presently enroute to commence drilling operations in May 1997 on the Greens Lake Prospect test well which is operated by Burlington Resources. Drilling operations are expected to commence later in June 1997 on the Raceland Prospect test well which is operated by the Company. Together these additional capital costs are estimated to total approximately $2,600,000 in 1997.

      The Company also expects to make capital expenditures in 1997 related to the Laurel Grove Prospect operated by Phillips Petroleum in Lafourche Parish, Louisiana. It also expects to make capital expenditures with respect to certain exploratory prospects currently in its inventory and possible new prospect to be evaluated. These capital expenditures are expected to include costs for further geological and geophysical evaluation of the prospects, including 3-D seismic surveys where warranted and leasehold acquisition and other costs necessary for the Company to obtain working interest participants in the prospects. The Company will continue to evaluate acquiring or generating new prospects and its participation rights related to the prospects it sold to Texas Meridian Resources Corporation in an agreement dated December 31, 1992.

      In connection with future capital requirements the Company will continue to seek additional debt or equity financing as may be necessary. There can be no assurance that the Company's drilling program or efforts to obtain future financing, as may be necessary, will be successful. The extent to which the Company may make other expected capital expenditures will depend on the results of these efforts.

SUBSEQUENT EVENTS

      Texoil entered into a letter of commitment in April 1997 for up to $1,500,000 in exchangeable debt financing from RIMCO. This additional financing is in the form of Senior Secured Exchangeable General Obligation Notes issued by Texoil in the maximum amount of $1,500,000 ("Exchangeable Notes"). The Exchangeable Notes are intended to fund Raceland and Greens Lake Prospect drilling and completion costs in excess of funds available from Texoil's existing $3,000,000 exchangeable notes if Texoil is unable to maintain the agreed upon borrowing base stipulated in its existing $5,000,000 senior notes facility. As of March 31, 1997 Texoil had borrowed $1,641,594 under the $3,000,000 facility.

      The Exchangeable Notes commitment provides for a six month availability period with a maturity date of September 1, 1999. Amounts advanced under the Exchangeable Notes will accrue interest at a fixed, annual rate of 10%, with interest payable monthly and all outstanding principal plus all accrued and unpaid interest due and payable at maturity. Indebtedness outstanding under the Exchangeable Notes will be exchangeable, in whole or in part, for the Company's common stock at an initial per share price equal to $1.50, subject to anti-dilution adjustments. The Company will be able to require the RIMCO lenders to make such an exchange if the average trading price of the common stock for any consecutive twenty day trading period is $3.00 or more. The Company will grant the RIMCO lenders certain registration rights in respect to the shares of the Company's common stock issuable upon exchange of debt under the Exchangeable Notes. Obligations under the Exchangeable Notes will be secured by all of the existing and future oil and gas assets of the Texoil and the Company will guarantee Texoil's obligations thereunder.


FORWARD-LOOKING INFORMATION

      This quarterly report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding the Company's business strategy, plans, objectives and beliefs of management for future operations are forward looking statements. Although the Company believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that such expectation will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are discussed in this report.

PART II.    OTHER INFORMATION

Item 1 -    Legal Proceedings - None

Item 2 -    Changes in Securities - See Item 5 below

Item 3 -    Defaults upon Senior Securities - None

Item 4 -    Submission of Matters to a Vote of Security Holders - None

Item 5 -    Other Information

      (a)   Debt Conversion

             Two Texoil, Inc. directors have elected to convert $300,000 of debt into 375,000 shares of Texoil, Inc. common stock effective April 22, 1997. The $300,000 converted amount is a part of the aggregate $900,000 of convertible debt issued by Texoil, Inc. in the form of Replacement 12% Convertible Notes dated September 6, 1996 ("Replacement Notes"). All or any part of the Replacement Notes may be converted at any time into shares of Texoil, Inc. common stock at a conversion price of $0.80 per share. Mr. T.W.
          Hoehn,  Jr.,  holder of $550,000  in  Replacement  Notes,  converted
          $260,000 of debt into 325,000 shares of common stock. Mr. T.W. Hoehn, III, holder of $300,000 in Replacement Notes converted $40,000 of debt into 75,000 shares of common stock. Giving effect to the $300,000 debt conversion, the Replacement Notes aggregate balance of $600,000 is now held by Mr. T.W. Hoehn, Jr. in the sum of $290,000, Mr. T.W. Hoehn, III in the sum of $260,000 and Mr. William F. Seagle in the sum of $50,000

             These securities issuances were made pursuant to negotiated transactions with sophisticated persons in accordance with the exemption from the registration requirements under the Securities and Exchange act of 1933 provided by Section 4(2) thereof for transactions not involving any public offering.

      (b)   Pro Forma Financial Information (Unaudited)

            The following unaudited pro forma condensed consolidated balance sheet as of March 31, 1997 gives effect to the conversion of $300,000 of debt into 375,000 shares of Texoil, Inc. common stock. The $300,000 converted amount is a part of the aggregate $900,000 of convertible debt securities issued by Texoil, Inc. in the form of Replacement Notes. All or any part of the Replacement Notes may be converted at any time into shares of Texoil, Inc. common stock at a conversion price of $0.80 per share.

            The pro forma information is based on the accompanying historical consolidated financial statements of the Registrant. The pro forma adjustments required are to reduce the notes payable liabilities by $300,000 and to reflect the corresponding increase in stockholders' equity resulting from the issuance of 375,000 shares of Texoil, Inc. common stock.
                                 TEXOIL, INC.

                PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                          March 31, 1997 (Unaudited)

                                                                                                     PRO                     PRO
                                                                                                    FORMA                   FORMA
                                                                          HISTORICAL             ADJUSTMENTS            CONSOLIDATED
                                                                         -----------             -----------            -----------
             ASSETS
Current:
   Cash ........................................................         $   172,168             $         0            $   172,168
   Accounts receivable .........................................             370,751                       0                370,751
   Other .......................................................              47,631                       0                 47,631
                                                                         -----------             -----------            -----------
          Total current assets .................................         $   590,550             $         0                590,550
                                                                         -----------             -----------            -----------

Oil and gas properties, net (on ................................                   0
 the basis of full cost ........................................           4,898,008               4,898,008
 accounting)

Other equipment, net ...........................................               2,480                       0                  2,480

Other Assets ...................................................              50,222                       0                 50,222
                                                                         -----------             -----------            -----------
                                                                         $ 5,541,260             $         0            $ 5,541,260
                                                                         -----------             -----------            -----------
          LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities ....................         $   907,366             $         0            $   907,366
   Current portion - notes payable .............................           1,641,594                       0              1,641,594
                                                                         -----------             -----------            -----------
Total current liabilities ......................................         $ 2,548,960             $         0            $ 2,548,960
                                                                         -----------             -----------            -----------
Notes payable ..................................................         $ 1,950,000             $  (300,000(1)         $ 1,650,000
Other long-term liabilities ....................................             203,476                       0                203,476

Commitments and Contingency

Stockholders' equity ...........................................                --                         0                   --
 Series A preferred stock, $.01
 par; redeemable and convertible
 with liquidation preference of
 $100 per share; 10,000,000
 shares authorized; 23,000
 shares issued and outstanding .................................           2,300,000                    --                2,300,000

Common stock, $.01 par;
 50,000,000 shares authorized;
 4,199,923 shares issued and ...................................              42,000                   3,750(1)              45,750
 outstanding at March 31, 1997
Additional paid-in capital .....................................           6,816,353                 296,250(1)           7,112,603
Deficit ........................................................          (8,319,529)                      0             (8,319,529)
                                                                         -----------             -----------            -----------
                                                                         $   838,820             $   300,000(1)         $ 1,138,824
                                                                         -----------             -----------            -----------
                                                                         $ 5,541,260             $         0            $ 5,541,260
                                                                         -----------             -----------            -----------

Footnote (1) : 375,000 shares of Texoil, Inc. common stock issued upon conversion of $300,000 of debt convertible at $0.80 per share.

Item 6 -    Exhibits and Reports on Form 8-K

      (a)   Exhibits

          27.1 Financial Data Schedule

      (b)   Reports on Form 8-K

          Report on Form 8-K, dated April 18, 1997, reporting the RIMCO financing commitment for $1,500,000 and conversion of $300,000 of debt into common stock.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     TEXOIL, INC.




Date:  MAY 15, 1997                    By:  /S/   RUBEN MEDRANO
                                                  Ruben Medrano
                                                  President and CEO