Form 10QSB
period 1997-06-30
TEXOIL INC /NV/
filed 1997-08-14
CIK 748856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,574,923 shares of common stock, $.01 par value, issued and outstanding at August 1, 1997.

Transitional Small Business Disclosure Format (check one):
YES [_]   NO  [X]

                                  TEXOIL, INC.
                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheet as of June 30, 1997..............................3
Consolidated Statement of Income (Loss) and Retained Earnings
    (Deficit) for the three months ended June 30, 1997 and 1996.............4
Consolidated Statement of Cash Flows for the three months
    ended June 30,1997 and 1996.............................................5
Notes to Consolidated Financial Statements..................................6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................................9

PART II.  OTHER INFORMATION................................................14

                                  TEXOIL, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                   JUNE 30, 1997
                                                                   ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents ................................       $    101,145
  Accounts receivable ......................................            444,426
  Other current assets .....................................             51,606
                                                                   ------------
     Total current assets ..................................       $    597,177
                                                                   ------------
Property and equipment, at cost:
  Oil and gas properties, net (on
     the basis of full cost accounting) ....................          5,005,996
  Other equipment, net .....................................              2,354
Other Assets ...............................................             50,222
                                                                   ------------
                                                                   $  5,655,749

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities .................       $    913,979
  Notes payable - Current Portion ..........................          1,925,924
                                                                   ------------
  Total current liabilities ................................       $  2,839,903

Notes payable - long term liabilities ......................          1,650,000

Other long-term liabilities ................................            144,534

Stockholders' equity:
  Series A preferred stock, $.01 par; redeemable
     and convertible with liquidation preference
     of $100 per share 10,000,000 shares
     authorized; 23,000 shares issued and
     outstanding ...........................................          2,300,000
  Common stock, $.01 par; 50,000,000 shares
     authorized; 4,574,923 shares issued and
     outstanding ...........................................             45,750
  Additional paid-in capital ...............................          7,405,818
  Deficit ..................................................         (8,730,256)
                                                                   ------------
                                                                      1,021,312
                                                                   ------------
                                                                   $  5,655,749
                                                                   ============

                                  TEXOIL, INC.

     CONSOLIDATED STATEMENT OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)
                                   (unaudited)

                                                        For the three months             For the six months
                                                            ended June 30,                  ended June 30,
                                                     ----------------------------    ----------------------------
                                                         1996            1997            1996            1997
                                                     ------------    ------------    ------------    ------------
Revenues:
   Oil and gas sales .............................   $    240,656    $    175,270    $    515,152    $    450,224
                                                     ------------    ------------    ------------    ------------
Costs and expenses:
   Lease operating expenses ......................         43,719          34,767          90,489          84,226
   Depreciation, depletion and amortization ......        119,423         133,231         260,511         267,484
   Production taxes ..............................         18,895          17,881          44,075          40,193
   General and administrative expenses, net ......        105,746          93,229         258,640         223,229
Other (income) expenses:
   Interest expense ..............................         27,489          94,516          67,321         155,754
   Non-cash interest expense .....................           --           293,215            --           753,978
   Interest income and other .....................           (106)        (80,841)           (490)        (80,841)
                                                     ------------    ------------    ------------    ------------
                                                          315,166         585,998         720,546       1,444,024
                                                     ------------    ------------    ------------    ------------
Loss before income taxes .........................        (74,510)       (410,727)       (205,394)       (993,799)
Provision for income taxes .......................           --              --              --              --
                                                     ------------    ------------    ------------    ------------
Net loss .........................................        (74,510)       (410,727)       (205,394)       (993,799)
Dividends on preferred stock .....................        (69,000)           --          (138,000)           --
                                                     ------------    ------------    ------------    ------------
Net loss applicable to common stock ..............       (143,510)       (410,727)       (343,394)       (993,779)

Retained earnings (deficit), beginning of period .   $ (5,469,493)   $ (8,319,529)   $ (5,269,609)   $ (7,736,457)
                                                     ------------    ------------    ------------    ------------

Retained earnings (deficit), end of period .......   $ (5,613,003)   $ (8,730,256)   $ (5,613,003)   $ (8,730,256)
                                                     ============    ============    ============    ============

 Net loss per share of common stock ..............   $      (0.03)   $      (0.09)   $      (0.08)   $      (0.23)
                                                     ============    ============    ============    ============

Average number of shares outstanding .............      4,157,073       4,487,423       4,151,774       4,343,673
                                                     ============    ============    ============    ============

                                  TEXOIL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                       For the six months ended June 30,
                                                                               1996           1997
                                                                           -----------    -----------
Operating activities:
    Net loss ...........................................................   $  (205,394)   $  (993,799)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Depreciation, depletion and amortization ...........................       260,511        267,484
    Non-cash compensation expense ......................................        28,860          2,550
    Non-cash interest expense ..........................................          --          753,978
    Decrease (increase) in accounts receivable .........................      (746,896)        27,733
    Decrease (increase) in other current assets ........................       (66,121)         6,852
    Increase (decrease) in accounts payable ............................       910,987         (1,811)
    Increase (decrease) in advances from joint interest owners .........          --             --
    Increase (decrease) in other long-term liabilities .................      (100,225)       (61,826)
    Decrease (increase) in the other assets/net ........................          --             --
                                                                           -----------    -----------
          Net cash provided by (used in) operating activities ..........   $    81,722    $     1,161
                                                                           -----------    -----------

Investing activities:
    Capital expenditures ...............................................      (634,422)      (632,958)
    Proceeds from sales of prospects ...................................          --             --
                                                                           -----------    -----------
          Net cash used in investing activities ........................   $  (634,422)   $  (632,958)
                                                                           -----------    -----------

Financing activities:
    Proceeds from borrowings ...........................................     1,137,500        731,130
    Payments on borrowings .............................................      (228,000)          --
    Preferred stock dividends paid .....................................      (138,000)          --
                                                                           -----------    -----------
          Net cash provided by (used in) financing activities ..........   $   771,500    $   731,130
                                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents ...................       218,800         99,333
Cash and cash equivalents at beginning of period .......................         2,414          1,812
                                                                           -----------    -----------
Cash and cash equivalents at end of period .............................   $   221,214    $   101,145
                                                                           ===========    ===========

                                  TEXOIL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - ACCOUNTING POLICIES:

      Texoil, Inc., (the "Company") and its wholly owned subsidiary, Texoil Company ("Texoil"), are engaged in the exploration for, and the production of, oil and natural gas, primarily in South Louisiana, and to a lesser extent in Texas. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, have been reflected in the accompanying unaudited financial statements. For further information regarding accounting policies, refer to the Company's audited financial statements for the years ended December 31, 1995 and 1996 included in its 1996 Annual Report on Form 10-KSB. The average number of shares outstanding, reflected in the net loss per share of common stock for the three and six months periods ended June 30, 1997 gives effect to the conversion of $300,000 in debt into 375,000 shares of the Company's common stock ("Common Stock"), par value $0.01, effective April 22, 1997 (See NOTE 3 - CONVERTIBLE NOTES below).

NOTE 2 - GOING CONCERN UNCERTAINTY AND MANAGEMENT PLANS:

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses and has a working capital deficit that raise substantial doubt about its ability to meet future expenditure obligations necessary to fully evaluate and develop its oil and gas properties and to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties. In this regard the Company entered into the financing arrangements described in NOTE 3 in order to meet its working capital requirements and to pursue its exploration opportunities. Despite the Company's successful efforts to obtain initial financing for its 1997 exploratory drilling program there can be no assurance that such financing will be sufficient to fully fund the drilling program or that the results of drilling operations will be successful. Accordingly, the Company will continue to seek additional sources of financing as may be necessary.

NOTE 3 - NOTES PAYABLE:

EXCHANGEABLE NOTES

      EXISTING RIMCO FINANCING: On September 6, 1996, Texoil entered into a Note Purchase Agreement (the "RIMCO Agreement") with four limited partnerships of which Resource Investors Management Company Limited Partnership ("RIMCO") is the controlling general partner (collectively, the "RIMCO Purchasers"). Under the RIMCO Agreement, the RIMCO Purchasers will provide up to $8,000,000 in two separate financings:

      (a) The first financing under the RIMCO Agreement is in the form of Senior Exchangeable General Obligation Notes issued by Texoil in the maximum amount of $3,000,000 (the "Tranche A Notes"). Amounts advanced under the Tranche A Notes accrue interest at a fixed, annual rate of 10%, with interest payable monthly and all outstanding principal plus all accrued and unpaid interest due and payable at maturity. Indebtedness outstanding under the Tranche A Notes is exchangeable, in whole or in part at any time, for Common Stock at an initial per share price equal to $.80, subject to anti-dilution adjustments. Texoil can require the RIMCO Purchasers to make such an exchange if they have funded at least $2,800,000 under the Tranche A Notes and the average trading price of the Common Stock for any consecutive 20-day trading period is $3.00 or more. The Company granted the RIMCO Purchasers certain registration rights in respect of shares of Common Stock issuable upon exchange of debt under the Tranche A Notes. As of June 30, 1997 Texoil had borrowed a total of $1,925,924 under the Tranche A Notes, of which $284,330 was borrowed during the three months ended June 30, 1997.

      (b) The second financing is in the form of Senior Secured General Obligation Notes (the "Tranche B Notes") issued by Texoil in the maximum amount of $5,000,000. After $2,800,000 in principal has been advanced under the Tranche A Notes, Texoil may borrow under the Tranche B Notes until September 1, 1999, provided that Texoil can maintain an agreed upon borrowing base. Since Texoil's ability to maintain the agreed upon borrowing base will depend upon the extent to which its exploratory drilling program adds to its reserves, there can be no assurance that it will be able to maintain the necessary borrowing base. The Tranche B Notes will mature September 1, 2002. Amounts advanced under the Tranche B Notes will accrue interest at a fixed, annual rate of 10%, with interest and principal paid monthly from certain revenues generated by the assets pledged to the RIMCO Purchasers to secure the Tranche A and Tranche B Notes. At June 30, 1997 no advances had been made under the Tranche B Notes.

      At June 30, 1997, the Company was in default of one of the Tranche A loan covenants regarding the current assets to current liabilities ratio. The Company requested and obtained a waiver of this violation from RIMCO effective through September 30, 1997. Accordingly, the debt has been classified as current at June 30, 1997 in the accompanying consolidated balance sheet. The Company's ability to satisfy the requirements of the RIMCO Agreement covenant(s) is dependent on results of its exploratory drilling program. If the Company is unable to meet the requirements of the RIMCO Agreement covenant(s) it will again seek a waiver from RIMCO. The Company can give no assurance that successful drilling results will be achieved or that a request for waiver will be granted.

      NEW RIMCO FINANCING: On May 21, 1997, Texoil entered into an Amended and Restated Note Purchase Agreement with the RIMCO Purchasers ("Amended RIMCO Agreement"). Under the Amended RIMCO Agreement, the RIMCO Purchasers will provide an additional $1,500,000 in a new financing and continue to provide the up to $8,000,000 agreed upon under the RIMCO Agreement. Under the new financing, Texoil will issue 10% Senior Secured Exchangeable General Obligation Notes in the principal amount of up to $1,500,000 to the RIMCO Purchasers in various amounts (collectively, the "Tranche C Notes"). Texoil intends to borrow funds under the Tranche C Notes if it is unable to borrow funds under the Tranche B Notes because borrowing base requirements are unsatisfied. After $3,000,000 in principal has been advanced under the Tranche A Notes, Texoil may borrow under the Tranche C Notes to pay for the Company's share of drilling and completion costs for the initial well to be drilled on each of Raceland Prospect and the Green's Lake Prospect (or for such other purpose as may be consented to in writing by the RIMCO Purchasers). The Tranche C Notes will mature September 1, 1999. Amounts advanced under the Tranche C Notes will accrue interest at a fixed, annual rate of 10%, with interest paid monthly and all outstanding principal plus all accrued and unpaid interest due and payable at maturity. Indebtedness outstanding under the Tranche C Notes is exchangeable, in whole or in part at any time, for Common Stock at an initial per share price equal to $1.50, subject to anti-dilution adjustments. Texoil can require the RIMCO Purchasers to make such an exchange if they have funded at least $1,350,000 under the Tranche C Notes and the average trading price of Common Stock for any consecutive 20-day trading period is $3.00 or more. The Company granted the RIMCO Purchasers certain registration rights in respect of shares of Common Stock issuable upon exchange of debt under the Tranche C Notes. At June 30, 1997 no advances had been made under the Tranche C Notes.

      Under the RIMCO Agreement, the proceeds of the Tranche B Notes could be used to pay the Company's share of costs to drill, test, complete, equip, deepen, sidetrack and/or recomplete any well located on the Green's Lake Prospect, the Laurel Grove Prospect and the Raceland Prospect other than the first well to be drilled by or on behalf of the Company on either of the Green's Lake Prospect or the Raceland Prospect. The Amended RIMCO Agreement expands this use of proceeds to permit Tranche B Proceeds to be used to pay the

Company's share of costs to drill, test, complete, equip, deepen, side track and/or recomplete the first well to be drilled on the Raceland Prospect.

CONVERTIBLE  NOTES

      In conjunction with the RIMCO Agreement on September 6, 1996, the Company replaced previously existing convertible notes held by three of its directors with replacement convertible notes (the "Replacement Notes") in the aggregate amount of $900,000. Amounts owed under the Replacement Notes accrue interest at a fixed, annual rate of 12%, with interest payable monthly and all outstanding principal plus all accrued and unpaid interest due and payable at maturity. Indebtedness outstanding under the Replacement Notes is convertible, in whole or in part at any time, for Common Stock at an initial per share price equal to $.80, subject to anti-dilution adjustments. The Company can require the lending directors to make such a conversion if the average trading price of the Common Stock for any consecutive 20-day trading period is $3.00 or more. The Company granted certain registration rights in respect of shares of Common Stock issuable upon conversion of the Replacement Notes.

      Two directors elected to convert $300,000 of the debt evidenced by the Replacement Notes into 375,000 shares of Common Stock effective April 22, 1997. Mr. T.W. Hoehn, Jr., holder of $550,000 in Replacement Notes, converted $260,000 of debt into 325,000 shares of Common Stock. Mr. T.W. Hoehn, III, holder of $300,000 in Replacement Notes converted $40,000 of debt into 50,000 shares of Common Stock. Giving effect to the $300,000 debt conversion, the Replacement Notes aggregate unpaid principle balance of $600,000 is now held by Mr. T.W. Hoehn, Jr. in the sum of $290,000, Mr. T.W. Hoehn, III in the sum of $260,000 and Mr. William F. Seagle in the sum $50,000.

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

      The Replacement Notes and other affiliate notes described above were made expressly subordinate to financings under the RIMCO Agreement. In connection with the execution of the Amended RIMCO Agreement, all such indebtedness previously made expressly subordinate to the Tranche A Notes and the Tranche B Notes was also made expressly subordinate to the Tranche C Notes.

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

     At June 30, 1997, the Company's estimated discounted future net revenues from estimated proved reserves on an after-tax basis approximate the net capitalized costs in the Company's full cost pool. So long as this condition continues, any excess of the company's full cost pool over the discounted future net revenues from proved reserves on an after-tax basis may result in charges to the Company's operations. Such excesses could result from writedowns of proved reserve quantities or declines in oil and gas prices. Certain events and conditions that may cause such charges cannot be reasonably predicted by the Company. Once incurred, a writedown of oil and gas properties cannot be reversed at a later date even if reserve quantities are subsequently increased or oil and gas prices subsequently rise.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1996 COMPARED
TO THREE MONTHS ENDED JUNE 30,1997

      The Company recorded net losses of $74,510 and $410,727 in the three months ended June 30, 1996 and 1997, respectively and $205,394 and $993,799 in the six months ended June 30, 1996 and 1997, respectively. The $336,217 increase and $788,405 increase in the Company's comparative net losses for the three and six months ended June 30, respectively, resulted primarily from the following factors:

                                                       Decrease (Increase) in net loss
                                                      -------------------------------
                                                   Three months ended    Six months ended
                                                        June 30,             June 30,
                                                       ----------          ----------
(Increase) in non-cash interest expense ............   $ (293,215)         $ (753,978)
Decrease in net general and administration expenses        12,517              35,411
(Increase) in interest expense .....................      (67,027)            (88,433)
(Increase) in loss due to reduced oil and gas
  production income: revenues less lease
  operating expenses, production taxes and DDA .....      (69,228)            (61,756)
Decrease in loss due to interest income and other ..       80,735              80,351
                                                       ----------          ----------
                                                       $ (336,217)         $ (788,405)
                                                       ==========          ==========

      The increase of $753,978 in non-cash interest expense comes as a result of the Securities and Exchange Commission staff's position on accounting for convertible debt instruments, which are convertible at a discount to the market price. Pursuant to this position, the excess of the fair value of the Company's common stock over the conversion prices stipulated in the debt instruments is considered an additional return on those debt instruments. In this case the stipulated conversion price of the Company' s common stock was below the closing price of the Company's common stock, as listed by NASDAQ, on the date the debt instruments closed. Accordingly, the Company has recorded the excess amount of $753,978 as a non cash, non recurring interest expense, and as additional paid in capital in 1997. This non recurring interest expense contributed a significant portion of the reported net loss per share of $0.23.

      The aggregate of all other factors contributing to the comparative increase in net loss is $34,427 and is comprised of the following factors. The decrease in net general and administration expenses is comprised primarily of salary reductions due to the reduction in number of employees subsequent to March 31, 1996. The increase in interest expense is primarily due to borrowings from the RIMCO Agreement. Oil and gas production income was down this quarter due to normal decline in production volumes, lower oil and gas product prices, and a one time non-recurring charge of $41,152 for payment of gas imbalances with Louisiana Interstate Gas at the Main Pass Block 4 field. The decrease in loss due to interest income and other is a result of a reversal of $80,841 in overaccruals of certain well costs from prior years.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLANS

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses and has a working capital deficit that raise substantial doubt about its ability to meet future expenditure obligations necessary to fully evaluate and develop its oil and gas properties and to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties. In this regard the Company entered into certain financing arrangements in order to meet its working capital requirements and to pursue its exploration opportunities. Despite the Company's successful efforts to obtain initial financing for its 1997 exploratory drilling program, there can be no assurance that such financing will be sufficient to fully fund the drilling program or that the results of drilling operations will be successful. Accordingly, the Company will continue to seek additional sources of financing as may be necessary.

CASH FLOW FROM OPERATIONS

      The Company's net cash flow from operations produced a cash surplus of $218,800 and $99,334 for the six month periods ended June 30, 1996, and 1997, respectively. This $119,466 comparative decrease in the Company's net cash flow is primarily attributable to a decrease of $40,370 in net proceeds from additional borrowings, a $38,399 reduction of long-term liabilities and reduced oil and gas revenues as stated above in Results of Operations.

CASH FLOW FROM FINANCING

      EXCHANGEABLE NOTES

      EXISTING RIMCO FINANCING: On September 6, 1996, Texoil entered into a Note Purchase Agreement (the "RIMCO Agreement") with four limited partnerships of which Resource Investors Management Company Limited Partnership ("RIMCO") is the controlling general partner (collectively, the "RIMCO Purchasers"). Under the RIMCO Agreement, the RIMCO Purchasers will provide up to $8,000,000 in two separate financings:

      (a) The first financing under the RIMCO Agreement is in the form of Senior Exchangeable General Obligation Notes issued by Texoil in the maximum amount of $3,000,000 (the "Tranche A Notes").

      Amounts advanced under the Tranche A Notes accrue interest at a fixed, annual rate of 10%, with interest payable monthly and all outstanding principal plus all accrued and unpaid interest due and payable at maturity. Indebtedness outstanding under the Tranche A Notes is exchangeable, in whole or in part at any time, for Common Stock at an initial per share price equal to $.80, subject to anti-dilution adjustments. Texoil can require the RIMCO Purchasers to make such an exchange if they have funded at least $2,800,000 under the Tranche A Notes and the average trading price of the Common Stock for any consecutive 20-day trading period is $3.00 or more. The Company granted the RIMCO Purchasers certain registration rights in respect of shares of Common Stock issuable upon exchange of debt under the Tranche A Notes. As of June 30, 1997 Texoil had borrowed a total of $1,925,924 under the Tranche A Notes, of which $284,330 was borrowed during the three months ended June 30, 1997.

      (b) The second financing is in the form of Senior Secured General Obligation Notes (the "Tranche B Notes") issued by Texoil in the maximum amount of $5,000,000. After $2,800,000 in principal has been advanced under the Tranche A Notes, Texoil may borrow under the Tranche B Notes until September 1, 1999, provided that Texoil can maintain an agreed upon borrowing base. Since Texoil's ability to maintain the agreed upon borrowing base will depend upon the extent to which its exploratory drilling program adds to its reserves, there can be no assurance that it will be able to maintain the necessary borrowing base. The Tranche B Notes will mature September 1, 2002. Amounts advanced under the Tranche B Notes will accrue interest at a fixed, annual rate of 10%, with interest and principal paid monthly from certain revenues generated by the assets pledged to the RIMCO Purchasers to secure the Tranche A and Tranche B Notes. At June 30, 1997 no advances had been made under the Tranche B Notes.

      At June 30, 1997, the Company was in default of one of the Tranche A loan covenants regarding the current assets to current liabilities ratio. The Company requested and obtained a waiver of this violation from RIMCO effective through September 30, 1997. Accordingly, the debt has been classified as current at June 30, 1997 in the accompanying consolidated balance sheet. The Company's ability to satisfy the requirements of the RIMCO Agreement covenant(s) is dependent on results of its exploratory drilling program. If the Company is unable to meet the requirements of the RIMCO Agreement covenant(s) it will again seek a waiver from RIMCO. The Company can give no assurance that successful drilling results will be achieved or that a request for waiver will be granted.

      NEW RIMCO FINANCING: On May 21, 1997, Texoil entered into an Amended and Restated Note Purchase Agreement with the RIMCO Purchasers ("Amended RIMCO Agreement"). Under the Amended RIMCO Agreement, the RIMCO Purchasers will provide an additional $1,500,000 in a new financing and continue to provide the up to $8,000,000 agreed upon under the RIMCO Agreement. Under the new financing, Texoil will issue 10% Senior Secured Exchangeable General Obligation Notes in the principal amount of up to $1,500,000 to the RIMCO Purchasers in various amounts (collectively, the "Tranche C Notes"). Texoil intends to borrow funds under the Tranche C Notes if it is unable to borrow funds under the Tranche B Notes because borrowing base requirements are unsatisfied. After $3,000,000 in principal has been advanced under the Tranche A Notes, Texoil may borrow under the Tranche C Notes to pay for the Company's share of drilling and completion costs for the initial well to be drilled on each of Raceland Prospect and the Green's Lake Prospect (or for such other purpose as may be consented to in writing by the RIMCO Purchasers). The Tranche C Notes will mature September 1, 1999. Amounts advanced under the Tranche C Notes will accrue interest at a fixed, annual rate of 10%, with interest paid monthly and all outstanding principal plus all accrued and unpaid interest due and payable at maturity. Indebtedness outstanding under the Tranche C Notes is exchangeable, in whole or in part at any time, for Common Stock at an initial per share price equal to $1.50, subject to anti-dilution adjustments. Texoil can require the RIMCO Purchasers to make such an exchange if they have funded at least $1,350,000 under the Tranche C Notes and the average trading price of Common Stock for any consecutive 20-day trading period is $3.00 or more. The Company granted the RIMCO Purchasers certain registration rights in respect of shares of Common Stock issuable upon exchange of debt under the Tranche C Notes. At June 30, 1997 no advances had been made under the Tranche C Notes.

      Under the RIMCO Agreement, the proceeds of the Tranche B Notes could be used to pay the Company's share of costs to drill, test, complete, equip, deepen, sidetrack and/or recomplete any well located on the Green's Lake Prospect, the Laurel Grove Prospect and the Raceland Prospect other than the first well to be drilled by or on behalf of the Company on either of the Green's Lake Prospect or the Raceland Prospect. The Amended RIMCO Agreement expands this use of proceeds to permit Tranche B Proceeds to be used to pay the Company's share of costs to drill, test, complete, equip, deepen, side track and/or recomplete the first well to be drilled on the Raceland Prospect.

CONVERTIBLE  NOTES

      In conjunction with the RIMCO Agreement on September 6, 1996, the Company replaced previously existing convertible notes held by three of its directors with replacement convertible notes (the "Replacement Notes") in the aggregate amount of $900,000. Amounts owed under the Replacement Notes accrue interest at a fixed, annual rate of 12%, with interest payable monthly and all outstanding principal plus all accrued and unpaid interest due and payable at maturity. Indebtedness outstanding under the Replacement Notes is convertible, in whole or in part at any time, for Common Stock at an initial per share price equal to $.80, subject to anti-dilution adjustments. The Company can require the lending directors to make such a conversion if the average trading price of the Common Stock for any consecutive 20-day trading period is $3.00 or more. The Company granted certain registration rights in respect of shares of Common Stock issuable upon conversion of the Replacement Notes.

      Two directors elected to convert $300,000 of the debt evidenced by the Replacement Notes into 375,000 shares of Common Stock effective April 22, 1997. Mr. T.W. Hoehn, Jr., holder of $550,000 in Replacement Notes, converted $260,000 of debt into 325,000 shares of Common Stock. Mr. T.W. Hoehn, III, holder of $300,000 in Replacement Notes converted $40,000 of debt into 50,000 shares of Common Stock. Giving effect to the $300,000 debt conversion, the Replacement Notes aggregate unpaid principle balance of $600,000 is now held by Mr. T.W. Hoehn, Jr. in the sum of $290,000, Mr. T.W. Hoehn, III in the sum of $260,000 and Mr. William F. Seagle in the sum $50,000.

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

      The Replacement Notes and other affiliate notes described above were made expressly subordinate to financings under the RIMCO Agreement. In connection with the execution of the Amended RIMCO Agreement, all such indebtedness previously made expressly subordinate to the Tranche A Notes and the Tranche B Notes was also made expressly subordinate to the Tranche C Notes.

CAPITAL EXPENDITURES

      Texoil's net capital expenditures totaled $634,422 and $632,958 in the six month periods ended June 30, 1996 and 1997, respectively. The latter amount is comprised primarily of leasehold and seismic acquisition costs totaling $389,922, on the Company's operated Raceland 3-D seismic exploration project in Lafourche Parish, Louisiana, $155,305 on the Greens Lake 3-D seismic exploration project in Galveston County, Texas operated by Burlington Resources, and $11,084 on the Laurel Grove 3-D seismic exploration project in Lafourche Parish, Louisiana operated by Phillips Petroleum. The remaining $76,647 is in capitalized general and administrative costs and capitalized workover costs at the Company's Main Pass Block 3 field.

FUTURE CAPITAL REQUIREMENTS

      The Company anticipates making additional capital expenditures to drill the initial well on the Raceland Prospect. A drilling rig is presently in route to commence drilling operations in August 1997. The Company owns a 29.26% working interest and its share of the estimated capital drilling costs is approximately $550,000. If the well is completed, the Company's estimated capital completion cost share will be approximately $140,000.

      The Company also expects to make capital expenditures in 1997 related to the Laurel Grove Prospect. It also expects to make capital expenditures with respect to certain exploratory prospects currently in its inventory and possible new prospects to be evaluated. These capital expenditures are expected to include costs for further geological and geophysical evaluation of the prospects, including 3-D seismic surveys where warranted and leasehold acquisition and other costs necessary for the Company to obtain working interest participants in the prospects. The Company will continue to evaluate acquiring or generating new prospects and its participation rights related to the prospects it sold to Texas Meridian Resources Corporation in an agreement dated December 31, 1992.

      In connection with future capital requirements the Company will continue to seek additional sources of financing as may be necessary. There can be no assurance that the Company's drilling program or efforts to obtain future financing, as may be necessary, will be successful. The extent to which the Company may make other expected capital expenditures will depend on the results of these efforts.

SUBSEQUENT EVENTS

      An initial test well was drilled and completed and subsequently plugged and abandoned on the Greens Lake Prospect in Galveston County, Texas. The Company owns a non-operated 30% working interest. In tests completed in July, 1997 the well flowed non-commercial quantities of oil and gas and formation salt water from Frio sand perforations at 10,436 to 10,948 feet. The operator of the Prospect recommended that the well be plugged and abandoned and the Company consented to do so. Other prospective areas within the 22 square mile survey area are presently being evaluated. The Company's estimated net capital cost share for this initial test well was approximately $750,000.

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

PART II.    OTHER INFORMATION

Item 1 -    Legal Proceedings - None

Item 2 -    Changes in Securities

                  The May 1997 issuances of the Tranche C Notes to the RIMCO
            Purchasers and 375,000 shares of Common Stock upon conversion of Replacement Notes discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" were made pursuant to negotiated transactions with sophisticated persons in accordance with exemption from registration requirements under Section 4(2) of the Securities Act of 1933.

Item 3 -    Defaults upon Senior Securities - None

Item 4 -    Submission of Matters to a Vote of Security Holders - None

Item 5 -    Other Information - None

Item 6 -    Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1 Amended and Restated Note Purchase Agreement dated as of May 21, 1997, among Texoil Company, Texoil, Inc., and RIMCO Partners, L.P., RIMCO Partners L.P. II, RIMCO Partners, L.P. III and RIMCO Partners, L.P. IV (collectively, the "RIMCO
            Purchasers")(incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K, dated May 21, 1997).

            10.2 Form of 10% Senior Secured Exchangeable General Obligation Notes, each dated as of May 21, 1997, issued by Texoil Company to the RIMCO Purchasers (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K, dated May 21, 1997).

            10.3 Amended and Restated Guaranty and Exchange Agreement among Texoil, Inc., Texoil Company and the RIMCO Purchasers dated as of May 21, 1997 (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K, dated May 21, 1997).

            10.4 First Amendment to Pledge Agreement dated as of May 21, 1997, executed by Texoil, Inc. for the benefit of the RIMCO Purchasers (incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K, dated May 21, 1997).

            10.5 First Amendment to Stock Ownership and Registration Rights Agreement dated as of May 21, 1997, by and among Texoil Company, Texoil, Inc. and the RIMCO Purchasers (incorporated by reference to Exhibit 10.5 to Registrant's Form 8-K, dated May 21, 1997).

            10.6 First Amendment to Subordination Agreement dated as of May 21, 1997, among Texoil Company, Texoil, Inc., the RIMCO Purchasers and Opal Air, Inc. (incorporated by reference to Exhibit 10.6 to Registrant's Form 8-K, dated May 21, 1997).

            10.7 First Amendment to Subordination Agreement dated as of May 21, 1997, among Texoil Company, Texoil, Inc., the RIMCO Purchasers and T.W. Hoehn, Jr. and Betty Joe

            Hoehn Revocable Trust (incorporated by reference to Exhibit 10.7 to Registrant's Form 8-K, dated May 21, 1997).

            10.8 First Amendment to Subordination Agreement dated as of May 21, 1997, among Texoil Company, Texoil, Inc., the RIMCO Purchasers and T.W. Hoehn, Jr. (incorporated by reference to Exhibit 10.8 to Registrant's Form 8-K, dated May 21, 1997).

            10.9 First Amendment to Subordination Agreement dated as of May 21, 1997, among Texoil company, Texoil, Inc. the RIMCO Purchasers and T.W. Hoehn, III (incorporated by reference to Exhibit 10.9 to Registrant's Form 8-K, dated May 21, 1997).

            10.10 First Amendment and Subordination Agreement dated as of May 21, 1997, among Texoil Company, Texoil, Inc., the RIMCO Purchasers and William F. Seagle (incorporated by reference to Exhibit 10.10 to Registrant's Form 8-K, dated May 21, 1997).

            10.11 First Amendment and Supplement to Mortgage, Assignment of Production, Security Agreement and Financing Statement dated as of May 21, 1997, from Texoil Company to the RIMCO Purchasers (incorporated by reference to Exhibit 10.11 to Registrant's Form 8-K, dated May 21, 1997).

            10.12 Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of May 21, 1997, from Texoil Company to the RIMCO Purchasers (incorporated by reference to Exhibit 10.12 to Registrant's Form 8-K, dated May 21, 1997).

            27.1 Financial Data Schedule

      (b)   Reports on Form 8-K

          Report on Form 8-K, dated May 21, 1997, reporting the RIMCO financing,Tranche C.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     TEXOIL, INC.

Date: AUGUST 14, 1997                By: /S/ RUBEN MEDRANO
                                             Ruben Medrano
                                             President and CEO