Form 10QSB
period 1997-09-30
TEXOIL INC /NV/
filed 1997-11-14
CIK 748856

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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



Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  |X|    NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,574,923 shares of common stock, $.01 par value, issued and outstanding at November 1, 1997.

Transitional Small Business Disclosure Format (check one):
YES      NO  |X|



                                 TEXOIL, INC.
                               TABLE OF CONTENTS



                                                                          PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheet as of September 30, 1997.........................3
Consolidated Statement of Income (Loss) and Retained Earnings
    (Deficit) for the nine months ended September 30, 1997 and 1996.........4
Consolidated Statement of Cash Flows for the nine months
    ended September 30,1997 and 1996........................................5
Notes to Consolidated Financial Statements..................................6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION                   AND                  RESULTS                  OF
OPERATIONS...........................................................................10

PART                                 II.                                 OTHER
INFORMATION...............................................................................................16







                                 TEXOIL, INC.

                          CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                       SEPTEMBER 30,
                                                            1997
                        ASSETS
    Current assets:
                                                       $
      Cash and cash equivalents                         263,211

      Accounts receivable                               534,932

      Other current assets                               15,558
                                                       ---------------
         Total current assets                          $        813,161
                                                       ---------------
    Property and equipment, at cost:
      Oil and gas properties, net (on the basis of
      full cost accounting)                            4,099,707

      Other equipment, net                                2,161

    Other Assets                                         50,222
                                                       ---------------
                                                       $    4,965,251

         LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:

      Accounts payable and accrued liabilities        $1,242,596

      Notes payable - Current Portion                  3,000,000
                                                       ---------------
         Total current liabilities                     $4,242,596


    Notes payable - long term liabilities              1,650,000


    Other long-term liabilities                         142,623

    Stockholders' equity:
      Series A preferred stock, $.01 par;
       redeemable and convertible with liquidation
       preference of $100 per share 10,000,000
       shares authorized; 23,000 shares issued and
       outstanding                                     2,300,000
      Common stock, $.01 par; 50,000,000 shares
        authorized; 4,574,923 shares issued and
        outstanding                                      45,750
      Additional paid-in capital                            8,513,459
      Deficit                                            (11,929,176)
                                                       ---------------

                                                       (1,069,967)
                                                       ===============
                                                       $   ,4,965,251
                                                       ===============








                                 TEXOIL, INC.


   CONSOLIDATED STATEMENT OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)
                                 (unaudited)

                                     For the three months        For the nine months
                                     ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                      1996          1997          1996         1997
Revenues:
                                    $             $             $            $
    Oil and gas sales                   232,048      146,386        747,200      596,610
                                   ------------  -----------   ------------ ------------
Costs and expenses:

    Lease operating expenses             41,320      60,919         131,809     145,145
    Depreciation, depletion and
    amortization                        139,056   1,987,195         399,567    2,254,679

    Production taxes                     19,157      16,862          63,232       57,055
    General and administrative
    expenses, net                       189,407      88,066         448,047      311,295
Other (income) expenses:

    Interest expense                     71,527      84,641         138,848      240,395

    Non-cash interest expense                -    1,107,641              -     1,861,619

    Interest income and other          (2,607)          (19)        (3,097)    ( 80,859)
                                   ------------  -----------   ------------ ------------

                                        457,860   3,345,306       1,748,406   4,789,330
                                   -------------------------   ------------ ------------

Loss before income taxes             (225,812)   (3,198,920)     (431,206)  (4,192,720)

Provision for income taxes                   -            -              -            -
                                   ------------  -----------   ------------ ------------

Net loss                             (225,812)   (3,198,920)     (431,206)  (4,192,720)

Dividends on preferred stock          (69,000)            -      (207,000)            -
                                   ------------  -----------   ------------ ------------
Net loss applicable to common
stock                                (294,812)   (3,198,920)     (638,206)  (4,192,720)

Retained earnings (deficit),
beginning of period               $(5,613,003)  $(11,929,177)  $(5,269,609) $(11,929,177)
                                   ------------  -----------   ------------ ------------

Retained earnings (deficit), end    $             $             $                       )
of period                          (5,907,815)   (11,536,103)  (5,907,815)  $(11,536,103
                                   ============  ===========   ============ ============


Net loss per share of common stock  $   (0.07)   $   (0.70)     $   (0.15)   $   (0.95)
                                   ============  ===========   ============ ============

Average number of shares
outstanding                           4,157,073    4,574,923      4,153,553    4,421,890
                                   ============  ===========   ============ ============







                                 TEXOIL, INC.


                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                             For the nine months ended
                                                   September 30,




                                                           1996            1997
                                                    -----------     -----------

Operating activities:

    Net loss                                        $  (431,206)    $(4,192,720)
    Adjustments to reconcile net loss to
    net cash
              provided by (used in)
    operating activities:
    Depreciation, depletion and
    amortization                                        399,567       2,254,679

    Non-cash compensation expense                        28,860           2,550

    Non-cash interest expense                              --         1,861,619
    Decrease (increase) in accounts
    receivable                                         (653,015)        (62,233)
    Decrease (increase) in other current
    assets                                               (5,261)         42,900

    Increase (decrease) in accounts payable           1,063,718         326,806
    Increase (decrease) in advances from
    joint interest owners                                  --              --
    Increase (decrease) in other long-term
    liabilities                                         514,742         (63,737)
    Decrease (increase) in the other
    assets/net                                             --              --
                                                    -----------     -----------

          Net cash provided by (used in)
    operating activities                            $   917,405     $   169,864
                                                    -----------     -----------

Investing activities:

    Capital expenditures                             (1,268,988)     (1,713,671)

    Proceeds from sales of prospects                       --              --
                                                    -----------     -----------
          Net cash used in investing
    activities                                       (1,268,988)     (1,713,671)
                                                    -----------     -----------

Financing activities:

    Proceeds from borrowings                            887,500       1,805,206

    Payments on borrowings                             (228,000)           --

    Preferred stock dividends paid                     (207,000)           --
                                                    -----------     -----------

          Net cash provided by (used in)
    financing activities                            $   452,500     $ 1,805,206
                                                    -----------     -----------





Net increase (decrease) in cash and cash
equivalents                                        100,917        261,399
Cash and cash equivalents at beginning of
period                                               2,416          1,812
                                            ==============  =============

                                                        $              $
Cash and cash equivalents at end of period         103,333        263,211
                                            ==============  =============







                                  TEXOIL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - ACCOUNTING POLICIES:

      Texoil, Inc., (the "Company") and its wholly owned subsidiary, Texoil
Company ("Texoil"), are engaged in the exploration for, and the production of, oil and natural gas, primarily in South Louisiana, and to a lesser extent in Texas. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, have been reflected in the accompanying unaudited financial statements. For further information regarding accounting policies, refer to the Company's audited financial statements for the years ended December
31, 1995 and 1996 included in its 1996 Annual Report on Form 10-KSB. The average number of shares outstanding, reflected in the net loss per share of common stock for the three and nine months periods ended September 30, 1997 gives effect to the conversion of $300,000 in debt into 375,000 shares of the Company's common stock ("Common Stock"), par value $0.01, effective April 22,
1997 (See NOTE 4 - CONVERTIBLE NOTES below).

NOTE 2 - GOING CONCERN UNCERTAINTY AND MANAGEMENT PLANS:

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses and has a working capital deficit that raise substantial doubt about its ability to meet future expenditure obligations necessary to fully evaluate and develop its oil and gas properties and to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties. In this regard the Company entered into the financing arrangements described in NOTE 4 in order to meet its working capital requirements and to pursue its exploration opportunities. Despite the Company's successful efforts to obtain initial financing for its 1997 exploratory drilling program there can be no assurance that such financing will be sufficient to fully fund the drilling program or that the results of drilling operations will be successful. Accordingly, the Company will continue to seek additional sources of financing.

NOTE 3 - OIL AND GAS PROPERTIES:

In the third quarter of 1997, the Company made a non-cash writedown of the recorded cost of its domestic oil and gas properties in the amount of $1,738,900. This writedown was made in accordance with the Securities and Exchange Commission regulations for "full cost" reporting companies and was required as a result of the unsuccessful results of drilling and completing the initial test well on the Greens Lake Prospect, a decline in equivalent oil prices of approximately $5.27 per Barrel of Oil Equivalent ("BOE") at the end of the third quarter of 1997 as compared to December 31, 1996 and reduced non-producing proved reserve quantities for one of the Company's properties.











NOTE 4 - NOTES PAYABLE:


EXCHANGEABLE NOTES
      EXISTING RIMCO FINANCING: On September 6, 1996, Texoil entered into a Note
Purchase Agreement (the "RIMCO Agreement") with four limited partnerships of which Resource Investors Management Company Limited Partnership ("RIMCO") is the controlling general partner (collectively, the "RIMCO Purchasers"). Under the RIMCO Agreement, the RIMCO Purchasers will provide up to $8,000,000 in two separate financings:

      (a) The first financing under the RIMCO Agreement is in the form of Senior
      Exchangeable General Obligation Notes issued by Texoil in the maximum amount of $3,000,000 (the "Tranche A Notes"). Amounts advanced under the
      Tranche A Notes accrue interest at a fixed, annual rate of 10%, with interest payable monthly and all outstanding principal plus all accrued and unpaid interest due and payable at maturity. Indebtedness outstanding under the Tranche A Notes is exchangeable, in whole or in part at any time, for Common Stock at an initial per share price equal to $.80, subject to anti-dilution adjustments. Texoil can require the RIMCO
      Purchasers to make such an exchange if they have funded at least
      $2,800,000 under the Tranche A Notes and the average trading price of the Common Stock for any consecutive 20-day trading period is $3.00 or more.
      The Company granted the RIMCO Purchasers certain registration rights in respect of shares of Common Stock issuable upon exchange of debt under the Tranche A Notes. As of September 30, 1997 Texoil had borrowed a total of
      $3,000,000 under the Tranche A Notes, of which $1,074,076 was borrowed during the three months ended September 30, 1997.

      (b) The second financing is in the form of Senior Secured General
      Obligation Notes (the "Tranche B Notes") issued by Texoil in the maximum amount of $5,000,000. After $2,800,000 in principal has been advanced under the Tranche A Notes, Texoil may borrow under the Tranche B Notes until September 1, 1999, provided that Texoil can maintain an agreed upon borrowing base. Since Texoil's ability to maintain the agreed upon borrowing base will depend upon the extent to which its exploratory drilling program adds to its reserves, there can be no assurance that it will be able to maintain the necessary borrowing base. The Tranche B Notes will mature September 1, 2002. Amounts advanced under the Tranche B Notes will accrue interest at a fixed, annual rate of 10%, with interest and principal paid monthly from certain revenues generated by the assets pledged to the RIMCO Purchasers to secure the Tranche A and Tranche B
      Notes. At September 30, 1997 no advances had been made under the Tranche B
      Notes.

      At September 30, 1997, the Company was in default of one of the Tranche A loan covenants regarding the current assets to current liabilities ratio. The
Company requested and obtained a waiver of this violation from RIMCO effective through December 31, 1997. Accordingly, the debt has been classified as current at September 30, 1997 in the accompanying consolidated balance sheet. The
Company's ability to satisfy the requirements of the RIMCO Agreement covenant(s) is dependent on results of its exploratory drilling program. If the Company is unable to meet the requirements of the RIMCO Agreement covenant(s) it will again seek a waiver from RIMCO. The Company can give no assurance that successful drilling results will be achieved or that a request for waiver will be granted.












      NEW RIMCO FINANCING: On May 21, 1997, Texoil entered into an Amended and
Restated Note Purchase Agreement with the RIMCO Purchasers ("Amended RIMCO
Agreement"). Under the Amended RIMCO Agreement, the RIMCO Purchasers will provide an additional $1,500,000 in a new financing and continue to provide the up to $8,000,000 agreed upon under the RIMCO Agreement. Under the new financing, Texoil will issue 10% Senior Secured Exchangeable General Obligation Notes in the principal amount of up to $1,500,000 to the RIMCO Purchasers in various amounts (collectively, the "Tranche C Notes"). Texoil intends to borrow funds under the Tranche C Notes if it is unable to borrow funds under the Tranche B
Notes because borrowing base requirements are unsatisfied. After $3,000,000 in principal has been advanced under the Tranche A Notes, Texoil may borrow under the Tranche C Notes to pay for the Company's share of drilling and completion costs for the initial well to be drilled on each of Raceland Prospect and the Green's Lake Prospect (or for such other purpose as may be consented to in writing by the RIMCO Purchasers). The Tranche C Notes will mature September 1,
1999. Amounts advanced under the Tranche C Notes will accrue interest at a fixed, annual rate of 10%, with interest paid monthly and all outstanding principal plus all accrued and unpaid interest due and payable at maturity.
Indebtedness outstanding under the Tranche C Notes is exchangeable, in whole or in part at any time, for Common Stock at an initial per share price equal to $1.50, subject to anti-dilution adjustments. Texoil can require the RIMCO
Purchasers to make such an exchange if they have funded at least $1,350,000 under the Tranche C Notes and the average trading price of Common Stock for any consecutive 20-day trading period is $3.00 or more. The Company granted the RIMCO Purchasers certain registration rights in respect of shares of Common
Stock issuable upon exchange of debt under the Tranche C Notes. At September 30, 1997 no advances had been made under the Tranche C Notes.

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





               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" for each cost center (generally defined as a country). Oil and gas properties in the pool are depleted and charged to operations using the unit of production method based on the ratio of current production to total proved recoverable oil and natural gas reserves. Under the full cost method, to the extent that capitalized costs , net of depreciation, depletion and amortization ("DDA") exceed the future net revenues of estimated proved oil and natural gas reserves on an after-tax basis, such excess costs are charged to operations as additional depreciation, depletion and amortization expense.
Certain costs associated with the acquisition and evaluation of unproved properties may, however, be excluded from amortization until it is determined whether or not proved reserves can be assigned to the properties.

At September 30, 1997, the Company's estimated discounted future net revenues from estimated proved reserves on an after-tax basis were less than the net capitalized costs in the Company's full cost pool and as a result the Company took a non-cash charge of $1,738,900 to the Company's operations. (See RESULTS
OF OPERATIONS)

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED
TO THREE MONTHS ENDED SEPTEMBER 30,1997

The Company recorded net losses of $225,812 and $3,198,920 in the three months ended September 30, 1996 and 1997, respectively and $431,206 and $4,192,720 in the nine months ended September 30, 1996 and 1997, respectively. The $2,973,108 increase and $3,761,514 increase in the Company's comparative net losses for the three and nine months ended September 30, respectively, resulted primarily from the following factors:

                                            Decrease (Increase) in net loss
                                       -----------------------------------------
                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 30,        SEPTEMBER 30,
                                             -------------        -------------

 (Increase) in non-cash interest
 expense                                         $(1,107,641)       $(1,861,619)

 Decrease in net general and
 administrative expenses                             101,341            136,752

(Increase) in interest expense                       (13,114)          (101,547)

(Increase) in loss due to
   reduced  oil and gas
   production income:
   revenues less lease
   operating expenses,
   production taxes and DDA
   (including writedown)                          (1,951,105)        (2,012,861)

Decrease in loss due to
   interest income and other                          (2,589)            77,761
                                                 -----------        -----------
                                                 $(2,973,108)       $(3,761,514)
                                                 ===========        ===========






      The increase of $1,107,641 in non-cash interest expense in the third quarter of 1997, for an aggregate of $1,861,619 through the first nine months of 1997, comes as a result of the Securities and Exchange Commission staff's position on accounting for convertible debt instruments, which are convertible at a discount to the market price. Pursuant to this position, the excess of the fair value of the Company's common stock over the conversion prices stipulated in the debt instruments is considered an additional return on those debt instruments. In this case the stipulated conversion price of the Company's common stock was below the closing price of the Company's common stock, as listed by NASDAQ, on the date the debt instruments closed. Accordingly, the Company has recorded the excess amount of $1,861,619 as a non-cash, non recurring interest expense, and as additional paid in capital in 1997. This non-recurring non-cash interest expense contributed $0.42 of the reported net loss per share of $0.95.

      The aggregate of all other factors results in a decrease in net loss of $85,638 and $112,966 for the three and nine month periods ending September 30, respectively. The decrease in net general and administrative expenses was essentially offset by the increase in cash interest expenses. The decrease of $136,752 in net general and administration expenses is comprised primarily of salary reductions due to the reduction in number of employees subsequent to March 31, 1996. The increase of $101,547 in interest expense is primarily due to borrowings from the RIMCO Agreement (See LIQUIDITY AND CAPITAL RESOURCES) .

      Oil and gas income, comprised of revenues less lease operating expenses, production taxes and DDA, decreased from $152,592 at September 30, 1996 to ($1,860,269) at September 30, 1997. This comparative net loss of $2,012,861 is due primarily to a non-cash writedown in the recorded cost of the Company's oil and gas properties in the amount of $1,738,900 in the third quarter of 1997. The balance of the comparative net loss of $273,961 is comprised of lower oil and gas revenues due to declines in production volumes and product prices, and an increase in DDA rates due to the increase in capitalized costs associated with the Company's exploration drilling expenditures. The $1,738,900 non-cash writedown in the recorded cost in the Company's domestic oil and gas properties was primarily due to the unsuccessful results of drilling and completing the initial test well on the Green's Lake Prospect and a decline in average oil and gas prices of approximately $5.27 per Barrel of Oil Equivalent ("BOE") at the end of the third quarter as compared to December 31, 1996. The capitalized cost of the unsuccessful Green's Lake test well contributed some $798,000 and the lower price per BOE resulted in a reduction of approximately $768,000 in the estimated discounted future net revenues from estimated proved reserves. There was also a reduction in proved non-producing reserve quantities for one of the Company's properties. The writedown expense total of $1,738,900 contributed
$0.39 of the reported net loss per share of $0.95.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLANS
      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses and has a working capital deficit that raise substantial doubt about its ability to meet future expenditure obligations necessary to fully evaluate and develop its oil and gas properties and to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties. In this regard the Company entered into certain financing arrangements in order to meet its working capital requirements and to pursue its exploration opportunities. Despite the Company's successful efforts to obtain initial financing for its 1997 exploratory drilling program, there can be no assurance that such financing will be sufficient to fully fund the drilling program or that the results of drilling operations will be successful.
Accordingly, the Company will continue to seek additional sources of financing.


CASH FLOW FROM OPERATIONS
      The Company's net cash flow from operations produced a cash surplus of $103,333 and $263,211 for the nine month periods ended September 30, 1996, and 1997, respectively. This $159,878 comparative increase in the Company's net cash flow is primarily attributable to a increase of $1,352,706 in net proceeds from additional borrowings, an increase of $444,683 in capital expenditures, a net
$578,479 reduction of long term liabilities, and a net decrease of $169,666 from the aggregate of accounts receivable, current assets and accounts payable, and cash equivalents.

CASH FLOW FROM FINANCING
      EXCHANGEABLE NOTES
      EXISTING RIMCO FINANCING: On September 6, 1996, Texoil entered into a Note
Purchase Agreement (the "RIMCO Agreement") with four limited partnerships of which Resource Investors Management Company Limited Partnership ("RIMCO") is the controlling general partner (collectively, the "RIMCO Purchasers"). Under the RIMCO Agreement, the RIMCO Purchasers will provide up to $8,000,000 in two separate financings:

      (a) The first financing under the RIMCO Agreement is in the form of Senior
      Exchangeable General Obligation Notes issued by Texoil in the maximum amount of $3,000,000 (the "Tranche A Notes"). Amounts advanced under the
      Tranche A Notes accrue interest at a fixed, annual rate of 10%, with interest payable monthly and all outstanding principal plus all accrued and unpaid interest due and payable at maturity. Indebtedness outstanding under the Tranche A Notes is exchangeable, in whole or in part at any time, for Common Stock at an initial per share price equal to $.80, subject to anti-dilution adjustments. Texoil can require the RIMCO
      Purchasers to make such an exchange if they have funded at least
      $2,800,000 under the Tranche A Notes and the average trading price of the Common Stock for any consecutive 20-day trading period is $3.00 or more.
      The Company granted the RIMCO Purchasers certain registration rights in respect of shares of Common Stock issuable upon exchange of debt under the Tranche A Notes. As of September 30, 1997 Texoil had borrowed a total of
      $3,000,000 under the Tranche A Notes, of which $1,074,076 was borrowed during the three months ended September 30, 1997.

      (b) The second financing is in the form of Senior Secured General
      Obligation Notes (the "Tranche B Notes") issued by Texoil in the maximum amount of $5,000,000. After $2,800,000 in principal has been advanced under the Tranche A Notes, Texoil may borrow under the Tranche B Notes until September 1, 1999, provided that Texoil can maintain an agreed upon borrowing base. Since Texoil's ability to maintain the agreed upon borrowing base will depend upon the extent to which its exploratory drilling program adds to its reserves, there can be no assurance that it will be able to maintain the necessary borrowing base. The Tranche B Notes will mature September 1, 2002. Amounts advanced under the Tranche B Notes will accrue interest at a fixed, annual rate of 10%, with interest and principal paid monthly from certain revenues generated by the assets pledged to the RIMCO Purchasers to secure the Tranche A and Tranche B
      Notes. At September 30, 1997 no advances had been made under the Tranche B
      Notes.

      At September 30, 1997, the Company was in default of one of the Tranche A loan covenants regarding the current assets to current liabilities ratio. The
Company requested and obtained a waiver of this violation from RIMCO effective through December 31, 1997. Accordingly, the debt has been classified as current at September 30, 1997 in the accompanying consolidated balance sheet. The
Company's ability to satisfy the requirements of the RIMCO Agreement covenant(s) is dependent on results of its exploratory drilling program. If the Company is unable to meet the requirements of the RIMCO Agreement covenant(s) it will again seek a waiver from RIMCO. The Company can give no assurance that successful drilling results will be achieved or that a request for waiver will be granted.

      NEW RIMCO FINANCING: On May 21, 1997, Texoil entered into an Amended and
Restated Note Purchase Agreement with the RIMCO Purchasers ("Amended RIMCO
Agreement"). Under the Amended RIMCO Agreement, the RIMCO Purchasers will provide an additional $1,500,000 in a new financing and continue to provide the up to $8,000,000 agreed upon under the RIMCO Agreement. Under the new financing, Texoil will issue 10% Senior Secured Exchangeable General Obligation Notes in the principal amount of up to $1,500,000 to the RIMCO Purchasers in various amounts (collectively, the "Tranche C Notes"). Texoil intends to borrow funds under the Tranche C Notes if it is unable to borrow funds under the Tranche B
Notes because borrowing base requirements are unsatisfied. After $3,000,000 in principal has been advanced under the Tranche A Notes, Texoil may borrow under the Tranche C Notes to pay for the Company's share of drilling and completion costs for the initial well to be drilled on each of Raceland Prospect and the Green's Lake Prospect (or for such other purpose as may be consented to in writing by the RIMCO Purchasers). The Tranche C Notes will mature September 1,
1999. Amounts advanced under the Tranche C Notes will accrue interest at a fixed, annual rate of 10%, with interest paid monthly and all outstanding principal plus all accrued and unpaid interest due and payable at maturity.
Indebtedness outstanding under the Tranche C Notes is exchangeable, in whole or in part at any time, for Common Stock at an initial per share price equal to $1.50, subject to anti-dilution adjustments. Texoil can require the RIMCO
Purchasers to make such an exchange if they have funded at least $1,350,000 under the Tranche C Notes and the average trading price of Common Stock for any consecutive 20-day trading period is $3.00 or more. The Company granted the RIMCO Purchasers certain registration rights in respect of shares of Common
Stock issuable upon exchange of debt under the Tranche C Notes. At September 30, 1997 no advances had been made under the Tranche C Notes.

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

CAPITAL EXPENDITURES

Texoil's net capital expenditures totaled $1,268,988 and $1,713,671 in the nine month periods ended September 30, 1996 and 1997, respectively. The latter amount is comprised primarily of leasehold and seismic acquisition costs totaling
$414,116, $226,158 of drilling costs on the Company's operated Raceland 3-D seismic exploration project in Lafourche Parish, Louisiana, $965,098 on the Green's Lake 3-D seismic exploration project in Galveston County, Texas operated by Burlington Resources, and $26,084 on the Laurel Grove 3-D seismic exploration project in Lafourche Parish, Louisiana operated by Phillips Petroleum. The remaining $82,515 is in capitalized general and administrative costs and capitalized workover costs at the Company's Main Pass Block 3 field.

      An initial test well was drilled and completed and subsequently plugged and abandoned on the Green's Lake Prospect in Galveston County, Texas. The
Company owns a non-operated 30% working interest. In tests completed in July, 1997 the well flowed non-commercial quantities of oil and gas and formation salt water from Frio sand perforations at 10,436 to 10,948 feet. The operator of the Prospect recommended that the well be plugged and abandoned and the Company consented to do so. Other prospective areas within the 22 square mile survey area are presently being evaluated.

      An initial test well, named the Sabine Corp. La. Royalty Trust No.1, was commenced in August 1997 on the Raceland Prospect in Lafourche Parish, Louisiana to a permitted depth of 13,400 feet. This test well was drilled to a depth of 12,078 feet but experienced a casing failure while running the intermediate casing string. After repeated unsuccessful attempts to salvage the wellbore, the initial test wellbore was plugged and abandoned and a replacement well was commenced in October 1997 with the unanimous approval of the Company and its partners. As described later in SUBSEQUENT EVENTS, the well named the Sabine
Corp. La. Royalty Trust No. 2 ("Sabine No. 2"), reached its objective depth and was recommended to be plugged and abandoned when the objective zone was found to be non-productive of oil and gas.

FUTURE CAPITAL REQUIREMENTS
      The Company has made additional capital expenditures for its exploration drilling program on the Raceland Prospect. The Company owns a 29.26% working interest and its share of the estimated capital drilling costs of the initial and replacement well will be approximately $1,055,000. A second prospective area, located some 2.5 miles east of the Sabine No. 2, will be tested by a new well, named the Shore Oil No. 1, permitted to a depth of 17,000 feet. The
Company's share of estimated capital drilling costs for the Shore Oil No. 1 will be approximately $1,230,000.

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

      In connection with these future capital requirements the Company continues to seek additional sources of financing . There can be no assurance that the Company's drilling program or efforts to obtain future financing will be successful. The extent to which the Company may make other expected capital expenditures will depend on the results of these efforts.


SUBSEQUENT EVENTS:

      The Sabine No.2 well was drilled and is now being plugged and abandoned on the Raceland Prospect, Lafourche Parish, Louisiana. The well reached a total depth of 13,350 feet and was found non-productive of oil and gas by open hole log analysis. The objective sand was penetrated between 13,178 to 13,260 feet in a structurally high position as interpreted by the 3-D Seismic mapping but log analysis indicated the sand was wet. The Company recommended that the well be plugged and abandoned and its partners unanimously approved the recommendation.
Operations to plug the well are in progress.


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

      (b)   Reports on Form 8-K - None




                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     TEXOIL, INC.




Date:  NOVEMBER 14, 1997               By:  /S/   RUBEN MEDRANO
      ------------------------             --------------------
                                               Ruben Medrano
                                                President and CEO