Form 10QSB/A
period 1997-09-30
TEXOIL INC /NV/
filed 1997-11-17
CIK 748856

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A-1


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

Transitional Small Business Disclosure Format (check one):
YES [ ]   NO  |X|

                                 TEXOIL, INC.
                               TABLE OF CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheet as of September 30, 1997.........................3

* Consolidated Statement of Income (Loss) and Retained Earnings
    (Deficit) for the nine months ended September 30, 1997 and 1996...........4

  Consolidated Statement of Cash Flows for the nine months
      ended September 30,1997 and 1996........................................5

  Notes to Consolidated Financial Statements..................................6

-----------
* This Form 10QSB/A-1 is being filed to correct typographical errors appearing in the line items for "Retained earnings (deficit), beginning of period" and "Retained earnings (deficit), end of period" in the Consolidated Statement of Income (loss) and Retained Earnings (Deficit) in the Company's Form 10-QSB for the Quarter ended September 30, 1997.

                                 TEXOIL, INC.

                          CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                  SEPTEMBER 30,
                                                                       1997
                                                                   ------------
                        ASSETS
Current assets:
  Cash and cash equivalents ................................       $    263,211
  Accounts receivable ......................................            534,932
  Other current assets .....................................             15,558
                                                                   ------------
     Total current assets ..................................       $    813,161
                                                                   ------------
Property and equipment, at cost:
  Oil and gas properties, net (on the basis of
  full cost accounting) ....................................          4,099,707
  Other equipment, net .....................................              2,161
Other Assets ...............................................             50,222
                                                                   ------------
                                                                   $  4,965,251
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities .................       $  1,242,596
  Notes payable - Current Portion ..........................          3,000,000
                                                                   ------------
     Total current liabilities .............................       $  4,242,596

Notes payable - long term liabilities ......................          1,650,000

Other long-term liabilities ................................            142,623

Stockholders' equity:
  Series A preferred stock, $.01 par;
   redeemable and convertible with liquidation
   preference of $100 per share 10,000,000
   shares authorized; 23,000 shares issued and
   outstanding .............................................          2,300,000
  Common stock, $.01 par; 50,000,000 shares
    authorized; 4,574,923 shares issued and
    outstanding ............................................             45,750
  Additional paid-in capital ...............................          8,513,459
  Deficit ..................................................        (11,929,176)
                                                                   ------------
                                                                     (1,069,967)
                                                                   ============
                                                                   $  4,965,251
                                                                   ============

                                 TEXOIL, INC.


   CONSOLIDATED STATEMENT OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)
                                 (unaudited)

                                            FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                       ---------------------------    ---------------------------
                                            1996          1997           1996            1997
                                       -----------    ------------    -----------    ------------
Revenues:
    Oil and gas sales ..............   $   232,048    $    146,386    $   747,200    $    596,610
                                       -----------    ------------    -----------    ------------
Costs and expenses:

    Lease operating expenses .......        41,320          60,919        131,809         145,145
    Depreciation, depletion and
    amortization ...................       139,056       1,987,195        399,567       2,254,679

    Production taxes ...............        19,157          16,862         63,232          57,055
    General and administrative
    expenses, net ..................       189,407          88,066        448,047         311,295
Other (income) expenses:

    Interest expense ...............        71,527          84,641        138,848         240,395

    Non-cash interest expense ......          --         1,107,641           --         1,861,619

    Interest income and other ......        (2,607)            (19)        (3,097)        (80,859)
                                       -----------    ------------    -----------    ------------
                                           457,860       3,345,306      1,748,406       4,789,330
                                       -----------    ------------    -----------    ------------
Loss before income taxes ...........      (225,812)     (3,198,920)      (431,206)     (4,192,720)

Provision for income taxes .........          --              --             --              --
                                       -----------    ------------    -----------    ------------
Net loss ...........................      (225,812)     (3,198,920)      (431,206)     (4,192,720)

Dividends on preferred stock .......       (69,000)           --         (207,000)           --
                                       -----------    ------------    -----------    ------------
Net loss applicable to common
stock ..............................      (294,812)     (3,198,920)      (638,206)     (4,192,720)

Retained earnings (deficit),
beginning of period ................   $(5,613,003)   $ (8,730,256)   $(5,269,609)   $ (7,736,456)
                                       -----------    ------------    -----------    ------------
Retained earnings (deficit), end
of period ..........................   $(5,907,815)   $(11,929,176)   $(5,907,815)   $(11,929,176)
                                       ===========    ============    ===========    ============
Net loss per share of common stock .   $     (0.07)   $      (0.70)   $     (0.15)   $      (0.95)
                                       ===========    ============    ===========    ============
Average number of shares outstanding     4,157,073       4,574,923      4,153,553       4,421,890
                                       ===========    ============    ===========    ============

                                 TEXOIL, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                             For the nine months ended
                                                   September 30,

                                                        1996            1997
                                                    -----------     -----------
Operating activities:
    Net loss ...................................    $  (431,206)    $(4,192,720)
    Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:

    Depreciation, depletion and
    amortization ...............................        399,567       2,254,679

    Non-cash compensation expense ..............         28,860           2,550

    Non-cash interest expense ..................           --         1,861,619

    Decrease (increase) in accounts
    receivable .................................       (653,015)        (62,233)

    Decrease (increase) in other current
    assets .....................................         (5,261)         42,900

    Increase (decrease) in accounts payable ....      1,063,718         326,806
    Increase (decrease) in advances from
    joint interest owners ......................           --              --
    Increase (decrease) in other long-term
    liabilities ................................        514,742         (63,737)
    Decrease (increase) in the other
    assets/net .................................           --              --
                                                    -----------     -----------
       Net cash provided by (used in)
           operating activities ................    $   917,405     $   169,864
                                                    -----------     -----------
Investing activities:

    Capital expenditures .......................     (1,268,988)     (1,713,671)

    Proceeds from sales of prospects ...........           --              --
                                                    -----------     -----------
    Net cash used in investing
      activities ...............................     (1,268,988)     (1,713,671)
                                                    -----------     -----------
Financing activities:

    Proceeds from borrowings ...................        887,500       1,805,206

    Payments on borrowings .....................       (228,000)           --

    Preferred stock dividends paid .............       (207,000)           --
                                                    -----------     -----------
    Net cash provided by (used in)
      financing activities .....................    $   452,500     $ 1,805,206
                                                    -----------     -----------

Net increase (decrease) in cash and cash
equivalents ....................................        100,917         261,399
Cash and cash equivalents at beginning of
period .........................................          2,416           1,812
                                                    ===========     ===========
Cash and cash equivalents at end of period .....    $   103,333     $   263,211
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


                                       TEXOIL, INC.


Date:  NOVEMBER 14, 1997               By: /S/ RUBEN MEDRANO
                                               Ruben Medrano
                                               President and CEO