Form 10KSB
period 1997-12-31
TEXOIL INC /NV/
filed 1998-04-09
CIK 748856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         Commission file number: 0-12633

                                  TEXOIL, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               NEVADA                                   88-0177083
   (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
            INCORPORATION
          OR ORGANIZATION)

                      110 CYPRESS STATION DRIVE, SUITE 220
                              HOUSTON, TEXAS 77090
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                 (281) 537-9920
                           (ISSUER'S TELEPHONE NUMBER)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                                       NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                            ON WHICH REGISTERED
         -------------------                            -------------------
 Common Stock, par value $.01 per share                Boston Stock Exchange

 Class A Warrants exercisable to                       Boston Stock Exchange
   purchase one share of Common Stock

 Class B Warrants exercisable to                       Boston Stock Exchange
  purchase one share of Common Stock

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year $7,123,000.

     The aggregate market value of the Common Stock held by non-affiliates of the registrant was $21,529,219 as of March 31, 1998. On such date, the last sales price of registrant's Common Stock was $1.125 per share.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,707,618 shares of Common Stock, $.01 par value, issued and outstanding at March 31, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

     Transitional Small Business Disclosure Format (check one):  YES [ ]  NO [X]

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                 PAGE
                                                 -----
Item 1.  Description of Business..............       1
Item 2.  Description of Property..............      11
Item 3.  Legal Proceedings....................      19
Item 4.  Submission of Matters to a Vote of
           Security Holders...................      19

                                    PART II

Item 5.  Market for Common Equity and Related
           Stockholder Matters................      21
Item 6.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations......................      21
Item 7.  Financial Statements.................      26
Item 8.  Changes in Registrant's Certifying
           Accountants........................      27

                                    PART III

Item 9.  Directors, Executive Officers,
           Promoters and Control Persons;
           Compliance with Section 16(a) of
           the Exchange Act...................      28
Item 10. Executive Compensation...............      29
Item 11. Security Ownership of Certain
           Beneficial Owners and Management...      32
Item 12. Certain Relationships and Related
           Transactions.......................      34
Item 13. Exhibits and Reports on Form 8-K.....      35

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Texoil, Inc. ("Texoil" or the "Company") acquires, explores for, develops and produces oil and natural gas. The Company historically has focused its operations on exploratory drilling for oil and natural gas primarily in South Louisiana and the Texas Gulf Coast, but as a result of several related transactions described in "Recent Developments", the Company underwent a substantial change in ownership, management, assets, and business strategy, all effective as of December 31, 1997. The Company's new address is 110 Cypress Station Drive, Houston, Texas, 77090 and its telephone number is (281) 537-9920.

     From 1964 through the end of 1997, the Company's exploration business was conducted primarily by its wholly-owned subsidiary, Texoil Company, a Tennessee corporation. Texoil Company became a subsidiary of the Company in March 1993 after surviving a merger. At the time of the merger, the Company (which was then a Nevada corporation named Comet Entertainment, Inc.) was a Securities and Exchange Commission ("SEC") reporting company, but had no substantive assets or operations. Upon consummation of the merger, Texoil Company's stockholders and management became management and controlling stockholders of the Company.

RECENT DEVELOPMENTS

  CLIFFWOOD MERGER

     On December 31, 1997, the Company acquired Cliffwood Oil & Gas Corp., a privately-owned independent oil and gas company ("Cliffwood") in a merger transaction that (i) shifted stockholder control of the Company to the former stockholders of Cliffwood, (ii) changed the composition of the Company's Board of Directors to include a majority of directors nominated by Cliffwood, (iii) completely replaced the executive officers and employees of the Company with those of Cliffwood, (iv) resulted in a significant change in the Company's oil and gas operating strategy, (v) increased the quantity and geographic diversity of the Company's oil and gas assets, and (vi) substantially improved the Company's overall financial position and its capital resources in particular. The acquisition of Cliffwood was accomplished through a merger and related transactions pursuant to a Plan and Agreement of Merger (the "Merger Agreement") dated December 31, 1997, between the Company, a newly formed wholly-owned subsidiary of the Company ("Texoil Sub"), and Cliffwood. Pursuant to the Merger Agreement, Texoil Sub was merged with and into Cliffwood, with Cliffwood being the surviving entity (the "Merger"). Thus, Cliffwood became a wholly-owned subsidiary of the Company.

     As more fully described in Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Notes to Consolidated Financial Statements, included in this annual report, the acquisition of Cliffwood is accounted for as a reverse acquisition. Accordingly, the historical financial information presented herein, represents the activities of Cliffwood with the net assets of Texoil, exisitng immediately prior to the Merger, treated as an acquisition on December 31, 1997. The combined entities intend to operate in the future using the name Texoil, Inc. References to the Company, as used herein, means Texoil, Inc., and all its wholly-owned subsidiaries, including Texoil Company and Cliffwood Oil & Gas Corp., unless otherwise specified.

     Under the terms of the Merger Agreement, Texoil issued 6.74 shares of common stock, par value $.01 per share ("Common Stock") for every share of issued and outstanding Cliffwood Class A common stock and Class B common stock, resulting in the issuance of approximately 25,512,000 shares of Texoil Common Stock, or approximately 70% of the shares of Texoil Common Stock currently outstanding. In addition, Texoil issued replacement warrants and options to holders of Cliffwood warrants and options representing obligations to issue, upon exercise of such replacement warrants or options, up to 9,203,470 shares of Texoil Common Stock.

     Cliffwood was a private, independent oil & gas company whose strategy had been to achieve growth through diversified activities, including purchases of reserves, re-engineering, recompletions, development drilling, and exploration. Its principal proved reserves are located onshore in Texas. Cliffwood's exploratory drilling efforts are focused primarily in Southern Louisiana and the Texas Gulf Coast. Its drilling strategy was to originate drilling prospects, acquire leases and lease options, and solicit participants on a promoted basis by which Cliffwood had the potential to earn a net revenue interest in the properties greater than its proportionate cost.

     Cliffwood's predecessor company was initially incorporated in September 1993. Significant operations did not begin until February 1996, with the acquisition of Cliffwood Energy Company. In May 1996, the corporate structure was revised and Cliffwood became the parent corporation to Cliffwood Production Co. and Cliffwood Energy Company, both wholly-owned subsidiaries. In June 1997, Cliffwood Exploration Company was formed, also as a wholly-owned subsidiary. References herein to the term "Cliffwood" refers to Cliffwood Oil & Gas Corp. and all consolidated subsidiaries, unless separately specified.

  CONVERSION OF SECURITIES; REPAYMENT OF NON-CONVERTIBLE INDEBTEDNESS

     The Merger Agreement required that all pre-Merger preferred stock and indebtedness of the Company be converted into Common Stock or repaid as a condition to closing the Merger. Accordingly, the following securities and indebtedness of the Company outstanding immediately prior to the Merger were converted or repaid.

      o The holders of $2.3 million of Texoil's Series A Preferred Stock converted those securities plus accrued dividends into 904,667 shares of Common Stock in accordance with the terms of such securities.

      o Convertible notes held by certain Directors of the Company, amounting to $611,800 in unpaid principal and interest, were converted by the directors into 764,795 shares of Common Stock in accordance with the terms of those instruments.

      o $1.05 million of unpaid principal and interest on non-convertible notes owed to a director of the Company and his affiliates was repaid.

      o $4.57 million of unpaid principal and accrued interest on convertible notes owed to affiliates of Resource Investors Management Company ("RIMCO") was converted by the RIMCO affiliates into approximately
          4.83 million shares of Common Stock in accordance with the terms of those instruments.

  NEW RIMCO FINANCING

     Prior to the Merger, Texoil had existing financing arrangements with RIMCO (the "Prior RIMCO Financing"). As described above, all of the outstanding principal and accrued and unpaid interest under the Prior RIMCO Financing was exchanged for Common Stock in connection with the Merger. All financing arrangements under the Prior RIMCO Financing have been replaced by new arrangements with RIMCO as summarized below.

     As a condition to the Merger, on December 31, 1997, Texoil entered into a Note Purchase Agreement (the "RIMCO Agreement") with four limited partnerships of which RIMCO is the controlling general partner (the "RIMCO Lenders"). Under the RIMCO Agreement, the RIMCO Lenders agreed to provide $10.0 million in financing and Texoil issued 7.875% Convertible Subordinated General Obligation Notes in the principal amount of $10.0 million to the RIMCO Lenders (the "Convertible Notes") which will mature December 31, 1999, subject to extension pursuant to the terms of the RIMCO Agreement ("Maturity Date"). Interest is payable on the first day of each month beginning February 1, 1998. All outstanding principal plus all accrued and unpaid interest is due and payable on the Maturity Date or upon a "Change of Control" as defined in the RIMCO Agreement.

     At any time prior to the Maturity Date, outstanding indebtedness is convertible by holders of the Convertible Notes, in whole or in part, into Texoil Common Stock at an initial conversion price equal to $1.75 per share, subject to certain anti-dilution adjustments. Texoil can convert all of the outstanding indebtedness under the Convertible Notes into Texoil Common Stock if the average closing price per share during a period of 20 consecutive trading days
("Average Price") equals or exceeds 130% of the conversion price. If on December 1, 1999, Cash Availability, as defined in the RIMCO Agreement, of Texoil and its subsidiaries is less than the principal and accrued and unpaid interest outstanding under the Convertible Notes, the RIMCO Lenders can be required to convert the outstanding principal and accrued and unpaid interest into Texoil Common Stock if the relationship between the Average Price and the conversion price satisfies certain conditions set forth in the RIMCO Agreement.

     The indebtedness under the RIMCO Agreement is subject to the terms of a subordination agreement among the RIMCO Lenders, Comerica Bank-Texas, N.A. (for itself and as agent for another lender), the Company and certain subsidiaries. The subordination provisions do not affect the ability to convert indebtedness under the RIMCO Agreement into Common Stock of Texoil. The Company granted the holders of the Convertible Notes certain registration rights related to any Texoil Common Stock issuable upon conversion of debt under the Convertible Notes. The foregoing is only a summary of the Company's new RIMCO financing arrangements and is qualified by the full text of the RIMCO Agreement and related documents included as Exhibits to this Report.

  BANK CREDIT AGREEMENT

     In September 1996, Cliffwood entered into a revolving credit agreement ("Credit Agreement") with Comerica Bank-Texas to finance property acquisitions and temporary working capital requirements. The Credit Agreement was amended and assumed by the Company. The Credit Agreement, as amended, provides up to $25,000,000 in available borrowings limited by a borrowing base (as defined in the Credit Agreement) which was $10,000,000 and $3,750,000 at December 31, 1997 and 1996, respectively. The borrowing base is redetermined annually (or more frequently at the option of the Company) and is reduced over a five-year period. The Credit Agreement provides for an annual facility fee of 1/4% of the initial borrowing base and on any increase thereto, and it also provides for monthly interest payments at the lender's prime rate plus 1/2%. The Company has granted first mortgages, assignments of production, security agreements and other encumbrances on its oil and gas properties to the lender, as collateral, pursuant to the Credit Agreement.

     The Credit Agreement contains covenants which, among other things, restrict the payment of dividends on any security, limit the amount of consolidated debt, limit the Company's ability to make certain loans and investments and require that the Company remain in compliance with certain covenants of the Credit Agreement.

BUSINESS STRATEGY

  POST-MERGER CHANGE OF BUSINESS STRATEGY

     Following the Merger, new management modified the Company's business strategy to include the purchase, re-engineering and development of proved oil and gas properties as a core business activity. The Company's strategy will continue to include exploration and development drilling programs designed to use 3-D seismic technology with comprehensive integration of subsurface control, production, engineering and other data, as available, as a means of reducing risk. The Company will, however, seek to increase its reserves and replace production through more diversified activities.

     Of the Company's capital expenditures in 1998, management estimates that approximately 70% will be for purchases and re-engineering of producing properties, and developmental drilling, 15% for pre-drilling exploration costs, including 2-D and 3-D seismic, and 15% for exploratory drilling. The proportion of the Company's capital expenditure budget expended for each of these activities could change substantially, depending upon the relative cost of the drilling and acquisition opportunities presented to the Company, the availability of external financing, and management's assessment of the risk, cost, and potential return.

     Before the Merger, the Company's business strategy for growth and replacement of reserves focused almost exclusively on exploration activities, by means of selling promoted working interests in its prospects to industry participants for a negotiated combination of cash and retained interests. Under such arrangements, the Company's percentage interest in revenues from a successful prospect could be higher than its percentage share of the cost of lease acquisition and drilling. Historically, this strategy was intended to conserve the Company's limited cash resources while exposing the Company to potential growth through exploratory discoveries and subsequent developmental drilling. In the opinion of new management, the business strategy of generating exploratory and development projects which can be partially sold to industry or institutional partners on a promoted basis should and will be retained as a core business principle. However, the Company will maintain a disciplined and financially oriented approach to such projects and will determine its retained cost interest with full consideration of underlying equity, profits from sales of partial interests, capital resources and cash flows.

  PROPERTY ACQUISITIONS, RE-ENGINEERING AND DEVELOPMENT DRILLING

     Purchases of proved reserves, re-engineering older fields to enhance production and lower operating costs, and development drilling are expected to be a significant part of the Company's new strategy for growth. Re-engineering and development projects are expected to be based on detailed engineering and geological studies of applicable fields undertaken by the Company's own staff. With respect to development drilling, new management believes that the most effective application of 3-D seismic technology will be as an aid to the Company's development drilling activities.

  PROSPECT GENERATION AND DRILLING

     The Company's post-Merger inventory of drilling prospects is more risk diverse than either of the separate inventories of Texoil or Cliffwood prior to the Merger. In addition to Texoil prospects existing prior to the Merger, the Company has several potential drilling prospects resulting from Cliffwood's producing property acquisitions and from a prospect generation joint venture. The Company intends to maintain a diversified inventory of exploratory and development prospects. The current portfolio includes lower risk development and exploratory prospects, as well as higher risk deep exploratory prospects with greater potential. The objective of the Company's near-term strategy is maximization of the value of its existing prospect inventory while reducing its cost and risk exposure. In the near term, the Company plans to retain a 12.5%-25% direct working interest in each prospect, plus any carried or reversionary interest retained as part of sales to industry partners. Direct participation will increase as corporate cash flows and capital resources increase. The Company intends to evaluate and participate in a wider array of prospects in more geographically and geologically diverse locations than it has in the past.

  EXPLORATION STAFFING

     Prior to the Merger, the Company did not employ an in-house exploration staff, preferring to use independent consultants and strategic alliances as its primary source of prospect generation and prospect evaluation. Current management intends to maintain existing and develop new strategic alliances, but believes the Company's in-house staff and joint venture with Bechtel Exploration Company can control timing, development and costs better than larger companies and third-party consultants.

THREE-DIMENSIONAL SEISMIC SURVEYS

     Three-dimensional seismic is the application of powerful computer workstations and sophisticated software to seismic data acquired from a dense pattern of shot points to create computer-generated, three-dimensional displays of subsurface geological formations. Sophisticated seismic equipment and detailed 3-D survey design gather thousands of times more data than conventional 2-D seismic surveys and permit a more comprehensive image of the subsurface. This detail enables explorationists to detect seismic anomalies, faults and structural features that are not apparent in 2-D surveys. Current management believes that 3-D seismic surveys are particularly suited to exploration and development activities in geologically complex areas of the Texas and Louisiana Gulf Coast. Industry statistics have generally shown that 3-D seismic technology, properly used, will reduce drilling risks and costs by reducing the number of dry holes, optimizing well locations, and reducing the number of wells required to develop a discovery.

VOLATILITY OF OIL AND GAS PRICES

     The Company's financial condition, operating results, future growth, and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States and/or world economy, the actions of the Organization of Petroleum Exporting Countries ("OPEC"), governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, the Company's ability to obtain additional capital, and its revenues, profitability and cash flows from operations.

     Fluctuations in oil and gas prices can also significantly impact the Company's ability to replace and increase its oil and gas reserves. Volatile oil and gas prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to project the estimated return on investment for acquisitions, development and exploration projects.

HEDGING ACTIVITIES

     The Company has not previously engaged in price swap or other hedging activities intended to reduce the Company's sensitivity to oil and gas price fluctuations. If the Company continues this strategy, it may be more adversely affected by changes in oil and gas prices than other industry members that do engage in hedging activities. In the future, however, the Company's new management intends to consider hedging arrangements. Therefore, the Company may engage in hedging activities through price swap and other derivative financial instruments, derivative commodity instruments, and other market risk sensitive instruments. The Company expects that any hedging activities undertaken will be for the purpose of reducing its exposure to the volatility of oil and gas prices and not for speculative investment purposes. While intended to reduce the effects of oil and gas price volatility, hedging transactions may limit potential gains by the Company from oil and gas price increases and may expose the Company to the risk of financial loss in certain circumstances. In a typical hedge transaction, it is expected that the Company will have the right to receive payment from the counterparty to the hedge of the excess of the fixed price specified in the hedge contract over a floating price based on a market index, multiplied by the volume of production hedged. Conversely, if the floating price exceeds the fixed price, the Company would be required to pay the counterparty the difference multiplied by the volume of production hedged. The Company would be required to pay the difference between the floating price and the fixed price regardless of whether the Company has sufficient production to cover the quantities specified in the hedge. Under such circumstances, unanticipated reductions in production could require the Company to make payments even when such payments are not offset by proceeds from sales of production. Thus, although the Company could benefit from such a hedging arrangement if the floating price drops below the fixed price, hedging would also prevent the Company from receiving the full advantage of increases in crude oil or natural gas prices above the fixed price specified in the hedge.

RESERVE REPLACEMENT AND GROWTH

     The Company's future performance depends upon its ability to acquire and develop additional oil and gas reserves that are economically recoverable. Without successful acquisition, development and exploration activities, the Company's reserves and revenues will decline. Prior to the Merger, the Company focused its activities almost exclusively on exploration and had only limited success in replacing its production. New management plans, however, to broadly diversify activities by placing greater emphasis on acquisition, re-engineering and development activities. As a result of the Merger, the Company's proved reserves increased significantly to approximately 4,703,000 Bbls of oil and 11,622,000 Mcf of natural gas. Although the Company's management and business strategy, beginning in 1998, has changed, no assurances can be given that the Company will be able to acquire, develop or discover additional reserves at an economical cost.

  ON-GOING CAPITAL REQUIREMENTS

     The Company's business is capital intensive. Accordingly, to maintain its asset base of oil and gas reserves, significant amounts of capital must be reinvested in property acquisitions, development and exploration activities. Without such investment, the Company's oil and gas reserves would deplete. Prior to the Merger, insufficiency of capital resources severely constrained the Company's ability to undertake projects intended to maintain and grow its reserve base and, as a result, the Company has previously suffered recurring losses and cash flow deficits. The Merger resulted in a substantial improvement in the Company's consolidated financial condition, including greater financing capabilities and an anticipated increase in cash flows from operations. However, the successful implementation of the Company's plans for growth will require significant cash resources sufficient to fund such projects. To the extent that cash flow from operations is insufficient and external sources of capital become limited or unavailable, the Company's ability to make the necessary capital investments to maintain or expand its reserve base could be impaired.

  ACQUISITION OF PRODUCING PROPERTIES

     New post-Merger management plans to diversify the Company's operations by placing a greater emphasis on the acquisition of proved properties, particularly where such properties are currently producing and provide the opportunity to increase production through re-engineering and development. The successful acquisition of such properties requires an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors beyond the Company's direct control. These assessments are inexact and, therefore, the future financial performance of acquired properties are inherently uncertain. In addition, the Company could be liable for some preclosing liabilities, including possibly environmental liabilities. There can be no assurance that any properties acquired by the Company will be economically produced or developed, and uneconomical properties could have a material adverse effect on the Company.

  RE-ENGINEERING OF PRODUCING PROPERTIES

     A significant part of the Company's efforts will be directed to re-engineering projects designed to enhance current production and/or lower operating costs, thereby potentially increasing the economic life and return on investment of the applicable field or well. Re-engineering activities may include well workovers, recompletions of existing or untested horizons in existing well bores, installation of artificial lift equipment, revamping production facilities, drilling and installing salt water disposal facilities and the implementation or improvement of water flood or other secondary recovery techniques. While generally involving less risk of failure than drilling operations, re-engineering operations pose the risk that reserve additions or production rate improvements will not be achieved, or that the results obtained are not sufficient to recover the investment and the incremental cost of the operations.

  DRILLING ACTIVITIES

     The Company expects that it will continue to engage in drilling operations. Such activities, whether exploratory or developmental, are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that any new wells drilled by the Company will recover all or any portion of its investment. The cost of drilling, completing and operating wells is often uncertain and substantial cost overruns may occur. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control, including title or mechanical problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment and services, but to mention a few. Unsuccessful drilling activities may have a material adverse effect on the Company.

JOINT OPERATIONS WITH OTHERS; NON-OPERATOR STATUS

     The Company owns less than 100% of the working interest in many of its oil and gas properties. Therefore, operations on such properties will be conducted jointly with other working interest owners. Joint operating arrangements are customary in the oil and gas industry and are generally conducted pursuant to a joint operating agreement, whereby a single working interest owner is designated the operator. At present, the Company is the "operator" of the majority of its oil and gas properties. The Company is also a non-operating working interest owner in numerous wells. For properties where the Company owns less than 50% of the working interest, drilling and operating decisions may not be entirely within the Company's control. If the Company disagrees with the decision of a majority of working interest owners, it may be required, among other things, to postpone the proposed activity, relinquish or farmout its interest, or decline to participate. If the Company declines to participate, it might be forced to relinquish its interest or may be subject to certain non-consent penalties, as provided in the applicable operating agreement. Such penalties typically allow participating working interest owners to recover from the proceeds of production, if any, an amount equal to 200%-500% of the non-participating working interest owner's share of the cost of such operations.

     Under most operating agreements, the operator is given direct and full control over all operations on the property and is obligated to conduct operations in a workman-like manner, however, the operator is usually not liable to the working interest owners for losses sustained or for liabilities incurred, except those resulting from its own gross negligence or willful misconduct. Each working interest owner is generally liable for its share of the cost of developing and operating jointly owned properties. The operator is required to pay the expenses of developing and operating the property and will invoice working interest owners for their proportionate share of such costs. In instances where the Company is a non-operating working interest owner, it may have a limited ability to exercise control over operations and the associated costs of such operations. The success of the Company's investment in such non-operated activities may, therefore, be dependent upon a number of factors that are outside of the Company's direct control.

     Operators may be granted liens on the working interests of other non-operating owners in the well to secure the payment of amounts due the operator. The bankruptcy or failure of the operator or other working interest owners to pay vendors who have supplied goods or services applicable to wells would most likely result in filing of mechanics' and materialmens' liens which would encumber the well and the interests of all joint owners.

COMPETITION

     The Company encounters strong competition from major oil companies and independent operators in acquiring properties and leases for the exploration and development of crude oil and natural gas. The principal competitive factors in the acquisition of such oil and gas properties include the staff and data necessary to identify, investigate and purchase such leases, and the financial resources necessary to acquire and develop such leases. Many of the Company's competitors have financial resources, staffs and facilities substantially greater than those of the Company.

MARKETING OF PRODUCTION

     The Company's oil and gas production is marketed to third parties consistent with industry practices. Typically, oil is sold at the wellhead at field posted prices, plus or minus adjustments for quality, and transportation. Natural gas is sold usually under a contract at a negotiated price based upon factors normally considered in the industry, such as gas quality, distance from the well to the pipeline, estimated reserves, liquid hydrocarbon content of natural gas, and prevailing supply/demand conditions.

REGULATION

  ENVIRONMENTAL REGULATION

     Operations of the Company are subject to numerous federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences; restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities; prohibit or limit drilling activities on certain lands lying within wetlands or other protected areas; and impose substantial liabilities for pollution resulting from past or present drilling and production operations. Moreover, changes in federal and state environmental laws and regulations occur frequently and may result in more stringent and costly requirements which could have a significant impact on the operating costs of the Company. In general, under various applicable environmental programs, the Company may be subject to enforcement action in the form of injunctions, cease and desist orders and administrative, civil and criminal penalties for violations of environmental laws. The Company may also be subject to liability for natural resource damages and other civil claims arising out of a pollution event. Laws and regulations protecting the environment may, in certain circumstances, impose strict liability rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company which were in compliance with all applicable laws at the time such acts were performed. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company. Insofar as such laws and regulations are expanded, amended or reinterpreted, the Company is unable to predict the future cost or impact of compliance.

     The primary environmental statutory and regulatory programs that affect the Company's operations include:

     OIL POLLUTION ACT AND CLEAN WATER ACT. The Oil Pollution Act of 1990 ("OPA") amends certain provisions of the Federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA"), and other statutes as they pertain to the prevention of and response to oil spills into navigable waters. Under OPA, a person owning a facility or equipment from which there is a discharge or threat of a discharge of oil into or upon navigable waters and adjoining shorelines is liable as a "responsible party" for removal costs and damages. Federal law imposes strict, joint and several liability on facility owners for containment and clean-up costs and certain other damages, including natural resource damages, arising from a spill. Responsible parties under OPA include owners or operators of onshore or offshore drilling facilities. OPA requires responsible parties to maintain proof of financial responsibility to cover some portion of the cost of a potential spill and to prepare an oil spill contingency plan. Failure to comply with these requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement action. The CWA and similar state laws regulate the discharge of pollutants, including dredged or fill materials, to waters of the United States, including wetlands. A permit is required for such discharges, and permit requirements may result either in operating limitations or treatment requirements.

     CLEAN AIR ACT. The operations of the Company may be subject to the Clean Air Act ("CAA"), as amended, and comparable state statutes. Amendments to the CAA contain provisions that may result in the imposition of certain requirements for air pollution control equipment, obtaining operating permits and approvals, and other emission-related requirements which may require capital expenditures by the Company.

     SUPERFUND. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), commonly referred to as the "Superfund" law, imposes strict, joint and several liability on certain classes of persons with respect to the release or threatened release of a hazardous substance to the environment. These persons include: (i) the owner and operator of a facility from which hazardous substances are released; (ii) owners and operators of a facility at the time any hazardous substances were disposed; (iii) generators of hazardous substances that were released at such facility; and (iv) parties who arranged for the transportation of hazardous substances to such facility. The Company may be responsible under CERCLA for all or part of the costs to clean up sites at which hazardous substances have been released. Some states have similar provisions. In certain circumstances, neighbors and other third parties may file claims based on common law tort liability theories for personal injury and property damage allegedly caused by the release of hazardous substances at a CERCLA site.

     RESOURCE CONSERVATION AND RECOVERY ACT. The Company's operations may generate and result in the transportation, treatment and disposal of both hazardous and nonhazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state and local requirements. Although many of the Company's wastes are presently exempt from requirements applicable to hazardous wastes, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas wastes as "hazardous wastes" under RCRA, which reclassification would make such solid wastes subject to much more stringent handling, transportation, storage, disposal and clean-up requirements. State initiatives to increase regulation of oil and gas wastes could have a similar impact.

     NORM. Oil and gas exploration and production activities have been identified as generators of naturally-occurring radioactive materials
("NORM"). Some states currently regulate the generation, handling and disposal of NORM due to oil and gas exploration and production activities. The Company does not believe that its compliance with such regulations will have a material effect on its operations or financial condition, but there can be no assurance in this regard.

     OSHA. The Occupational Safety and Health Act of 1970, as amended, ("OSHA") establishes employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various record keeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards, safety in excavation and demolition work, and the handling of asbestos, may apply to the Company's operations.

  OIL AND GAS REGULATION

     The federal government and various state and local governments have adopted, and the Company's operations are continuously affected by, numerous and complex laws and regulations respecting exploration and drilling for and production, transportation and marketing of oil and natural gas. State and local laws and regulations usually cover such matters as permitting and spacing of wells, unitization and pooling of oil and gas properties, maximum and allowable production rates, environmental protection, pollution control, taxation, bonding and insurance, surface restoration, plugging and abandonment of wells, flaring of gas, underground injection of saltwater and oilfield wastes, gathering and transportation of oil and gas and other related matters. State laws and regulations regarding spacing, unitization and pooling often dictate whether and how much of the Company's leases will be entitled to participate in production from oil and gas wells in which the Company has invested. Local governments are becoming increasingly active in regulating oil and gas activities, especially activities such as the location, drilling and operation of oil and gas wells and the construction and operation of pipelines in or near populated areas.

     Regulation by the federal government includes regulation of the transportation and sale for resale of gas in interstate commerce pursuant to the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. In the past the federal government has regulated prices at which gas could be sold. Currently, producers can sell gas at uncontrolled market prices. In 1992, the Federal Energy Regulatory Commission ("FERC") issued Order No. 636, which generally required interstate pipelines to "unbundle" or separate their previously combined services for transporting, selling, gathering and storing natural gas. The federal government and various state governments have adopted laws and regulations regarding the methods of calculating lease royalties, the time by which proceeds of production attributable to the interests of others must be paid by producers and the rights of producers to suspend payments for the proceeds of production attributable to others. Federal, state and local governments and their agencies are constantly reviewing the laws and regulations affecting the oil and gas industry. These reviews frequently result in the passage of new laws and the promulgation of new regulations affecting oil and gas producers. Such continuing increases in federal, state and local regulation could affect the profitability of the Company.

OPERATIONAL HAZARDS AND INSURANCE

     The Company's operations are subject to all of the risks normally incident to the production of oil and gas, including blowouts, mechanical failure, casing collapse, oil spills and fires, each of which could result in severe damage to or destruction of oil and gas wells, production facilities or other property, or injury to persons. The energy business also is subject to environmental hazards, such as oil spills, gas leaks, and ruptures and discharge of toxic substances or gases that could expose the Company to substantial liability due to pollution and other environmental damage. The Company maintains insurance coverage considered to be customary in the industry, either directly or through third party operators who are contractually obligated to provide insurance coverage. The Company may not, however, be fully insured against certain of these risks, either because such insurance is not available or because of high premium costs. The occurrence of a significant event that is not fully insured against could have a material adverse effect on the Company's financial position.

EMPLOYEES

     As of December 31, 1997, the Company had 16 full time employees, of which 14 are management, technical and administrative personnel and two (2) are field supervisors. Contract personnel operate the Company's producing fields under the direct supervision of Company employees.

FACILITIES

     The principal offices are located at 110 Cypress Station Dr., Suite 220, Houston TX, 77090, where the Company occupies approximately 6,725 square feet. The lease provides for gross rent of $69,432 per year and expires on February 1, 2000. The Company may terminate the lease in April 1998, and annually thereafter, without incremental cost. Prior to the Merger, Texoil occupied approximately 6,700 net square feet of office space, located at 1600 Smith, Suite 4000, Houston, Texas 77002. The lease provides for gross rent of $122,540 per year and expires September 30, 2000. Under the terms of the lease, the Company has the option to terminate the lease in October 1998, by paying a one-time penalty of $33,403. In the event this option is exercised, the approximate future minimum payments under the terms of the lease agreement would be reduced by approximately $214,000. The rent expense is currently offset by proceeds from a sublease for a portion of the space which expires in the year 2000, making the Company's net lease expense approximately $81,000 per year. The Company intends to consolidate locations in its principal offices and will attempt to sub-lease Texoil's prior space.

FORWARD-LOOKING INFORMATION

     This annual report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding the Company's business strategy, plans, objectives, expectations, intent, and beliefs of management for future operations are forward-looking statements. Such statements are based on certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Report are also subject to a number of material risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are discussed herein under the captions "Item 1. Description of Business," "Item 2. Description of Property," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisioned by such forward-looking statements.

ITEM 2.  DESCRIPTION OF PROPERTY

     Since the Merger, Company management has focused on integrating the business activities and operations of the separate companies which have both been engaged in exploration and production activities. In recent years, Texoil pursued the discovery and development of oil and gas reserves, primarily through an exploration program, utilizing 3-D seismic technology to test deeper structures or undrilled fault blocks in prospect areas which have produced significant reserves. Alternatively, since inception, in early 1996, Cliffwood's activities have been initially directed towards the acquisition and development of proved producing properties. In 1997 Cliffwood initiated an exploration and development program.

EXPLORATION AND DEVELOPMENT PROSPECTS

     The Company's domestic drilling is expected to be conducted primarily on prospects located in South Louisiana and along the Texas Gulf Coast. The Company expects to participate in exploratory and development drilling on prospects generated internally or through a joint venture ("Joint Venture") with Bechtel Exploration Company ("Bechtel"). Some of the Company's drilling prospects are not fully leased or optioned but are in various stages of leasing. The Company classifies individual prospects based on their risk profile. A drilling prospect may be classified as "proved undeveloped" in accordance with rules of the Society of Petroleum Evaluation Engineers ("SPEE") and the SEC. Such prospects are referred to herein as "development prospects". All other drilling prospects are classified as exploratory prospects. Risks associated with exploratory drilling range from high risk "wildcat" type activities where little data exists other than seismic data indicating a structure or trap, to lower risk prospects where well control, engineering and other data exists, along with seismic data, to indicate the possible presence of hydrocarbons. Lower risk exploratory prospects are referred to herein as "exploitation" opportunities or prospects. No assurances can be given that any drilling prospect will result in commercial production. A summary of Company prospects is set forth below.

  TEXOIL PROSPECTS

     Prior to the merger, Texoil had three significant prospects in various stages of geological and geophysical evaluation. Each of these prospects contain several prospective fault blocks, typically with multiple prospective sand targets. The interpretation of 3-D data and development of pre-Merger prospects continues to be a significant activity of the Company. A summary of the prospects are as follows:

     RACELAND 3-D PROSPECT. The Company currently owns interests ranging from 29.26% to 60% in leases and/or options in the Raceland Prospect, located in Lafourche Parish, Louisiana. Approximately 62 square miles of proprietary 3-D seismic data was acquired in 1996 and processing was completed in 1997. Texoil assembled a land block of approximately 40,000 acres consisting of seismic lease options and/or seismic permits, of which approximately 18,470 gross acres are now under lease or option. The Company is continuing to interpret the 3-D data set. The Raceland Field has produced approximately 27 million barrels of oil and associated natural gas. It has not previously been analyzed by 3-D seismic surveys. It lies in the vicinity of the Lake Boeuf and Southwest Lake Boeuf fields and targets Miocene-age sand objectives ranging from 12,000 to 17,000 feet in depth. The dome is regarded as underexploited and substantially underexplored. The Raceland Prospect is expected to generate multiple drillable prospects consisting of exploration in fault traps lying on the southwest, south and southeast flanks of the salt dome and exploitation and development drilling potential around the producing Raceland Field.

     GREENS LAKE 3-D PROSPECT. The Company owns a 30% non-operated working interest in approximately 5,800 gross acres located in Galveston County, Texas. Burlington Resources is the operator and owns 70% working interest. Approximately 22 square miles of proprietary 3-D seismic data was initially acquired in 1996. Interpretation of the complete 3-D data set continues over prospective areas within the 3-D survey area. An initial test well was drilled to a depth of 11,750 feet in the summer of 1997 and determined to be non-commercial. However, more recently, two discovery wells have been drilled by operators immediately offsetting the Company's acreage. Two proved undeveloped locations have been established based on these adjacent discoveries.

     LAUREL GROVE PROSPECT. The Company owns a 30% working interest in approximately 1,920 gross acres in its Laurel Grove 3-D Prospect in Lafourche Parish, Louisiana. Phillips Petroleum is the operator and owns a 70% working interest. Proprietary 3-D seismic data acquisition and data processing has recently been completed and interpretation is expected to proceed during 1998. Under the terms of the sale of the Laurel Grove Prospect, Phillips Petroleum will pay for 100% of the 3-D seismic survey. Thereafter, the Company will pay for 30% of leases and drilling costs. The Laurel Grove Prospect is a multi-pay 3-D exploratory prospect. The prospect was initially defined by subsurface control and 2-D seismic data.

  CLIFFWOOD PROSPECTS

     Cliffwood's exploration and development drilling program is designed to discover significant reserves through exploration and to develop both proved undeveloped reserves and lower risk exploitation prospects, which are probable but cannot be classified as proved. The current prospect inventory has been internally generated by Cliffwood personnel or through the Joint Venture with Bechtel.

     CLIFFWOOD-BLUE MOON JOINT VENTURE, INC. The objective of the Joint Venture is to generate and lease exploratory, exploitation and development prospects, fully integrating 3-D seismic data with well control, engineering and other data, thereby reducing drilling risk. To date, the Joint Venture has developed nine prospects which are in various stages of leasing or acquisition. Bechtel contributed numerous prospect leads, resulting from extensive experience in South Louisiana and the Texas Gulf Coast, the use of a 3-D work station and more than 50 square miles of 3-D data in Calcasieu and Cameron Parishes, Louisiana. Cliffwood funded the acquisition of 150 square miles of non-proprietary 3-D seismic data in Lafayette, Vermilion and Acadia Parishes, Louisiana, a limited amount of monthly operating costs and land and related costs of leasing prospects. The 3-D based prospect generation activity is referred to herein as the "Lafayette Project". Joint Venture activities are not confined to the Lafayette Project and, accordingly, Cliffwood retains an 80% interest in all prospects generated by the Joint Venture. That interest is reduced to 75% on prospects generated after Cliffwood is reimbursed for 100% of its costs. The Company generally intends to retain a 12-25% interest in all prospects and sell interests to industry or other partners on a promoted basis, whereby the Company will earn an interest which exceeds its share of capital expenditures.

     The following is a discussion of major prospect areas being developed by the Company and the Joint Venture:

     LAFAYETTE PROJECT. The primary focus of this project is to explore for and develop reserves within a 150 square mile 3-D seismic data base located in Acadia, Lafayette and Vermilion Parishes, Louisiana. The 3-D seismic data was shot during the period 1993--1996 and is being interpreted by Bechtel and Company representatives. Prospective horizons range from 9,000 feet to 18,000 feet subsurface. This project is designed to generate or acquire low risk prospects with multiple objectives. The 3-D data is being fully integrated with other subsurface control and engineering data (i.e., pressure, production, cores, etc.). Since June of 1997, this project has generated five prospects, all located in Lafayette Parish, presently leased or being leased as follows:

                                        COMPANY
                                        INTEREST     GROSS ACRES
                                        -------      -----------
Lucky Seven..........................      80% (1)        162
West Judice..........................      80% (1)        350
Dixie Cup............................      80% (1)        422
West Ridge...........................      20% (2)        135

------------

(1) The Company intends to sell a portion of its working interest.

(2) Net retained by the Company

     LAROSE PROJECT. The LaRose prospect is located in Lafourche Parish, Louisiana and includes two development drilling prospects with multiple objective sands, at depths down to approximately 13,500 feet, a shallow exploratory test in a fault block adjacent to production and significant potential below 14,500 feet. The Company presently controls 631 acres in the heart of the play and is considering leasing additional acreage. Prospects have initially been defined using traditional 2-D, well control and engineering techniques and will be further developed with 3-D seismic technology. Shallow objectives can be imaged with existing 3-D coverage which the Company plans to purchase, but deeper potential may require shooting additional data.

     OTHER PROSPECTS. The Company has several other prospects under lease, option or which are held by production in existing fields. Some of the drilling opportunities can be classified as proved undeveloped. Certain prospects may be drilled without 3-D analysis due to the quality of existing engineering and geological data and nature of the objective reservoir. Numerous other prospects and leads are expected to be developed as a result of the continuing exploration and development program of the Company.

     TEXAS MERIDIAN-OPERATED PROSPECTS. In December 1992 the Company sold certain prospects to Texas Meridian for cash, plus overriding royalty interests of 2.0% to 3.75% in wells drilled (depending on landowner and certain other royalty burdens) as well as the right to participate on a proportional cost basis for up to a 10% working interest in a defined area around each prospect.

DRILLING ACTIVITIES, PRODUCTION AND RESERVES

     The information set forth below concerning the Company's drilling activities, properties, production, and oil & gas reserves reflect the operations of Cliffwood as of and for the periods ended December 31, 1997 and 1996, with the net oil and gas properties of Texoil existing immediately prior to the Merger reflected as an acquisition on December 31, 1997. Accordingly, the tabular presentations of production and sales and revenues from purchasers exclude the activities of Texoil prior to the Merger, except as otherwise indicated or footnoted. Other tabular information set forth below includes the Texoil oil and gas assets as an acquisition on December 31, 1997.

DRILLING ACTIVITIES

     Cliffwood's drilling activity was limited to one gross exploratory well (.2 net) in 1997 which resulted in a dry hole. In 1997, Texoil participated in the drilling of one gross exploratory well (.3 net) and one gross development well (.3 net), both of which resulted in dry holes. Drilling activities in 1996 were limited to negligible earned interests.

PRODUCING PROPERTIES

  CLIFFWOOD PROPERTIES

     From the commencement of significant operations in February 1996, Cliffwood has acquired producing properties with the intent of enhancing production and lowering operating costs through re-engineering and development. Management believes further development opportunities exist in several of the fields. The following table lists fields operated by the Company, their location, and approximate working and net revenue interest.

                         CLIFFWOOD OPERATED PROPERTIES

                                                                      NET
                                                      WORKING       REVENUE
1996 ACQUISITIONS                        COUNTY       INTEREST      INTEREST
-------------------------------------   ---------     --------      --------
TEXAS
Day Dome.............................   Madison           47%           38%
Northeast Madisonville...............   Madison           50%           43%
Fort Stockton........................   Pecos             40%           32%
Goldsmith-Landreth...................   Ector             34%           30%
S. Monahans..........................   Ward              40%           32%
New Diana............................   Upshur           100%           82%
1997 ACQUISITIONS
TEXAS
Huff-McFaddin........................   Victoria          60%           45%
Magnet Withers.......................   Wharton           60%           50%
London Gin...........................   Neuces            60%           50%
Fort Stockton(1).....................   Pecos             20%           16%
Goldsmith -- Landreth(1).............   Ector             16%           14%
Loma Alta............................   McMullen          57%           43%
N. E. Madisonville...................   Madison           71%           57%
S. Monahans(1).......................   Ward              20%           16%
Fall City............................   Karnes           100%           89%
NEBRASKA
Hayes Field..........................   Hayes            100%           81%

------------

(1) Incremental purchases in previous acquisitions.

     In addition to the operated fields listed above, the Company has acquired interests in numerous non-operated properties located primarily in Texas, Oklahoma and Louisiana.

  TEXOIL PROPERTIES

     The most significant Texoil producing property is the Ariel Corp. No. 1 well, successfully drilled and completed in June 1994. Texoil owns a 9.9% working interest and 11.1% net revenue interest. Texoil has several smaller interests in non-operated producing properties in South Louisiana.

OIL AND GAS RESERVES

     Presented below is information related to the proved reserves owned by the Company as of December 31, 1997 and 1996. The Company's oil and gas reserves, estimated pre-tax future net cash flows and related discounted present value at 10% ("PV-10 Value") were estimated by T.J. Smith & Company, Inc., independent petroleum engineers.

                                              DECEMBER 31,
                                          --------------------
                                            1997       1996
                                          ---------  ---------
Proved developed:
     Crude oil (MBbls)..................      4,138      1,684
     Natural gas (MMcf).................      7,294      4,622
Proved undeveloped:
     Crude oil (MBbls)..................        565     --
     Natural gas (MMcf).................      4,329     --
Total proved:
     Crude oil (MBbls)..................      4,703      1,684
     Natural gas (MMcf).................     11,622      4,622
Estimated pre-tax future net cash flows
  ($000's)..............................  $  46,252  $  28,410
PV-10, Pre-Tax Value (000's)............  $  27,116  $  17,743

     The net reserve data listed above are only estimates. Numerous uncertainties are inherent in estimating quantities of proved reserves and in projecting future rates of production, timing of development expenditures, prices and many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of oil and gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and gas sales prices may all differ from those assumed in these estimates. Therefore, the present value shown above should not be construed as the current market value of the estimated oil and gas reserves attributable to Texoil's properties.

     In accordance with SEC guidelines, estimates of future net revenues from the Company's properties and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. The averages of the product prices as of December 31, 1997, were $18.50 per barrel of oil and $2.11 per thousand cubic feet of gas, which compare to December 31, 1996 prices of $22.67 per barrel of oil and $1.97 per thousand cubic feet of gas.

PRODUCTION AND SALES

     The following table presents certain information with respect to oil and gas production attributable to the Company's interest in its properties, average sales price received and average production costs incurred during the two years ended December 31, 1997 and 1996.

                                       YEAR ENDED DECEMBER
                                               31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
Production:
Oil (MBbls)..........................        255         47
Gas (MMcf)...........................        707        193
     Total (MBOE)....................        374         79
Average Sales Price..................
     Oil (MBbls).....................  $   18.50  $   22.67
     Gas (MMcf)......................  $    2.11  $    1.97
     Per BOE.........................  $   16.66  $   18.49
Production costs per BOE.............  $    6.49  $    5.39

     The Company's production is sold primarily to large company petroleum purchasers. Due to the quality of its crude oil production, the Company may receive a premium or discount from index prices or "posted" prices in the area. Texoil's gas production is sold primarily to pipelines and/or gas marketers under short-term contracts at prices which are pegged to the "spot" market for gas sold in the area. The Company's management believes that certain of the production costs incurred in 1997 are a result of re-engineering activities that are non-recurring.

     Revenues received (or receivable) from companies comprising more than 10% of the Company's total sales in each of the last two years were as follows:

                                       YEAR ENDED DECEMBER
                                               31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
EOTT Energy..........................        16%        24%
Gateway Gathering....................        20%     --
Phillips.............................        13%     --
ADA Crude Oil........................     --            22%

PRODUCTIVE WELLS AND ACREAGE

     The following table summarizes the producing oil and gas wells in which the Company had a working interest as of December 31, 1997:

                                             OIL WELLS               GAS WELLS                 TOTAL
                                        --------------------    --------------------    --------------------
                                        GROSS(1)     NET(2)     GROSS(1)     NET(2)     GROSS(1)     NET(2)
                                        ---------    -------    ---------    -------    ---------    -------
Texas................................       191         112         60          14          251         126
Nebraska.............................         7           7       --          --              7           7
Other(3).............................        75           3         24           1           99           4
                                        ---------    -------    ---------    -------    ---------    -------
       Total.........................       273         122         84          15          357         137
                                            ===      =======        ==       =======        ===      =======

------------

(1) Gross wells are the total number of wells in which the Company has a working interest.

(2) Net wells are the sum of the Company's fractional working interests in the gross wells.

(3) Includes small geographically scattered non-operated interests in several states including Louisiana, Alabama and Colorado.

     The following table shows the Company's developed and undeveloped acreage over its producing property interests in Louisiana and Texas, as of December 31, 1997.

                                         GROSS       NET
                                       ---------  ---------
Developed Acreage(1).................     38,760     14,368
Undeveloped Acreage(2)(3)............     33,653     11,151
                                       ---------  ---------
       Total.........................     72,413     25,519
                                       =========  =========

------------

(1) Developed acreage is comprised of acres pooled with, unitized from, or assigned to productive wells.

(2) Undeveloped acres are acres on which wells have not been drilled or have not been completed to a point that could permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

(3) Includes 6,685 gross and 1,956 net acres of options to lease acreage in the Raceland prospect. Also includes 931 gross and 745 net acres related to options on Joint Venture prospects.

TITLE TO PROPERTIES

     It is customary in the oil and gas industry to make a limited review of title to undeveloped oil and gas leases at the time they are acquired. It is also customary to obtain more extensive title examinations prior to the commencement of drilling operations on undeveloped leases or prior to the acquisition of producing oil and gas properties. With respect to the future acquisition of both undeveloped and developed leaseholds, the Company plans to conduct title examinations on such properties in a manner generally consistent with such industry practices. The Company has obtained title opinions, title reports or otherwise conducted title investigations covering substantially all of its producing properties and believes it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, overriding royalty interests, liens for current taxes and other burdens which the Company believes do not materially interfere with the use or affect the value of such properties.

     Substantially all of the Company's oil and gas properties are and may continue to be mortgaged to secure borrowings under bank credit facilities (see "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources -- Cash Flow from Financing").

GLOSSARY

     The terms defined in this section are used throughout this Annual Report.

     "BARREL OR BBL" refers to 42 U.S. gallons liquid volume, and represents the basic unit for measuring crude oil or other liquid hydrocarbons.

     "BOE" refers to one barrel of oil equivalent, which is determined using the ratio of one barrel of crude oil, condensate or natural gas liquids to six Mcf (see below) of natural gas so that six thousand cubic feet of natural gas is referred to as equivalent to one barrel of crude oil, condensate or natural gas liquids.

     "DEVELOPMENT WELL" means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon indicated to be productive in an attempt to recover proved undeveloped reserves.

     "DRY HOLE" refers to a well that is found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

     "EXPLORATORY WELL" means a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

     "FARMOUT" means an agreement whereby the owner of an oil and gas lease who does not desire to drill agrees to sign the lease, or an interest therein, to another who does desire to drill on the prospect of which the lease is a part. The obligation of the lease owner to assign the lease or interest therein is usually conditioned upon the drilling of one or more wells by the farmee and the lease owner generally retains some interest in the interest assigned such as an overriding royalty interest, working interest, production payment, offset acreage or other type of interest.

     "GROSS ACRE" refers to an acre in which a working interest is owned.

     "GROSS WELL" refers to a well in which a working interest is owned.

     "MCF" refers to one thousand cubic feet of natural gas. Expressed, where gas sales contracts are in effect, in terms of contractual temperature and pressure bases and, where contracts are nonexistent, at 607F and 14.65 psi.

     "MBBLS" means one thousand barrels.

     "MBOE" means one thousand barrels of oil equivalent.

     "MMCF" means one million cubic feet of natural gas, expressed on the same basis as a Mcf of gas.

     "NET ACRES OR NET WELLS" means the sum of the fractional working interests owned in gross acres or gross wells.

     "NET REVENUE INTEREST" means the percentage of production to which the owner of a working interest is entitled. For example, the owner of a 100% working interest in a well burdened only by a landowner's royalty of 20% would have an 80% net revenue interest in that well.

     "OIL" refers to crude oil and condensate.

     "OVERRIDING ROYALTY INTEREST" refers to a royalty or percentage of the gross income from production deducted from the working interest.

     "PRODUCTION COSTS" means lease operating expenses and taxes on oil and natural gas production.

     "PROSPECT" means a geographic area believed by the Company to encompass one or more subsurface features which the Company believes may be productive of oil or natural gas if drilled. In order for a prospect to be drilled, it is typically necessary for the operator of the prospect to obtain oil and gas leases covering the prospect from multiple owners of the mineral interests underlying the prospect. References in this Annual Report to "prospect areas" or "prospects" mean geographic areas of exploratory interest that may be entirely unleased or in various stages of leasing and should not be understood to imply that all oil and gas leases necessary for drilling of the prospects are owned by the operator of the prospect or the Company, as the case may be.

     "PROVED DEVELOPED RESERVES" means oil or gas reserves that are expected to be recovered from existing wells (including reserves behind pipe). Improved recovery reserves are considered developed only after the necessary equipment has been installed, or when the costs to do so are relatively minor. Proved developed reserves may be subcategorized as producing or non-producing.

     "PROVED RESERVES" means oil or gas reserves that can be estimated with reasonable certainty to be recoverable under current economic conditions. Current economic conditions include prices and costs prevailing at the time of the estimate. Proved reserves may be developed or undeveloped. In general, reserves are considered proved if commercial producibility of the reservoir is supported by actual production or formation tests. Proved reserves must have facilities to process and transport those reserves to market that are operational at the time of the estimate or a commitment or reasonable expectation to install such facilities in the future.

     "PROVED UNDEVELOPED RESERVES" means oil or gas reserves that are expected to be recovered: (i) from new wells on undrilled acreage, (ii) from deepening existing wells to a different reservoir, or (iii) where a relatively large expenditure is required to (a) recomplete an existing well or (b) install production or transportation facilities for primary or improved recovery projects.

     "RECOMPLETION" refers to the completion of an existing well for production from a formation that exists behind the casing of the well.

     "SUBSURFACE CONTROL" refers to the data provided by wells previously drilled in the area of an exploratory prospect. Such existing subsurface data in the form of logs and cores provide a geologist with a valuable starting point in generating a prospect and serve to "control" or limit the geologist's interpretation of the subsurface strata by providing a factual starting point.

     "3-D SEISMIC" means the application of powerful computer workstations and sophisticated software applied to seismic data acquired from a dense pattern of shot points to create three-dimensional displays of sub-surface formations. Extensive arrays of listening devices gather thousands of times more detail than regular seismic surveys.

     "UNDEVELOPED ACREAGE" means lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

     "WORKING INTEREST" means the operating interest under an oil and gas lease which gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, subject to all royalties, overriding royalties and other burdens and also subject to all costs of exploration, development and operations and risks associated therewith.

ITEM 3.  LEGAL PROCEEDINGS

     Texoil is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's consolidated financial condition of results of operations. A summary of such legal proceedings is as follows:

     (1) Cause No. 94-7447-278-06; Earnest H. Cannon, et al v. J. R. Parten, et al in the 278th Judicial District Court of Madison County, Texas. The Plantiffs sued former Lessees and an affiliated pipeline company and subsequently included AMF Production Company (now known as Cliffwood Production Co.) and the Madison County Energy Limited Partnership for breach of express and implied covenants in the lease, mineral trespass, surface trespass, trespass damage to the mineral estate, trespass injury to the surface estate, non-payment of royalty, suit to quiet title, lease cancellation and suit to void pipeline rights-of-way. Cliffwood Production Co., which is a wholly-owned subsidiary of Cliffwood Oil & Gas Corp., entered into a settlement agreement with the Plantiffs in July, 1996. Cliffwood believes it has completed the work required pursuant to the settlement agreement and has requested a dismissal from Plantiffs. However, since the settlement agreement, Plantiff made certain complaints about damages to the surface of the property and Cliffwood has recently addressed those complaints.

     (2) Cause No, 98-06212; Cliffwood-Blue Moon Joint Venture, Inc. v. APTech Resources, Inc., in the 189th Judicial District Court of Harris County, Texas. Plantiff is a corporate Joint Venture between a wholly-owned subsidiary of the Company and Bechtel Exploration Company. Plantiff sued APTech Resources, Inc. ("APTech") seeking a declaratory judgment that APTech is not entitled to participate for a 12 1/2% working interest in drilling prospects generated by the Joint Venture, through December 31, 1998, unless APTech independently and successfully secured financing acceptable to the Joint Venture. The Company has recently commenced settlement discussions with representatives of APTech.

     There can be no assurance that legal proceedings will be disposed of or settled in a manner satisfactory to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on November 12, 1997. The items of business noticed and transacted at the Meeting were: (1) to elect a Board of seven Directors to serve until the next annual Meeting of Stockholders and until their successors are elected and qualified; and (ii) to consider and act upon such other business as may properly be presented to the meeting or any adjournment thereof. A total of 4,574,923 shares of the Company's Common Stock, par value $.01 per share, and 23,000 shares of Series A Preferred Stock, par value $.01 per share, were issued and outstanding as of September 23, 1997, the record date for determining the stockholders entitled to notice of, and the number of shares entitled to vote at the Meeting as one class. The holders of 4,171,336 shares of Common Stock and no shares of Series A Preferred Stock were represented at the Meeting in person or by proxy. These shares were voted as follows:

                                                                  PRESENT SHARES
                                           FOR        WITHHELD      NOT VOTING
                                       -----------    --------    --------------
DIRECTORS:
T. W. Hoehn, Jr......................    4,071,103     100,233        --
Ruben Medrano........................    4,071,103     100,233        --
T. W. Hoehn, III.....................    4,071,103     100,233        --
Gary J. Milavec......................    4,166,469       4,867        --
Joe C. Richardson, Jr................    3,562,163     609,173        --
William F. Seagle....................    3,562,163     609,173        --
Walter L. Williams...................    4,154,969      16,367        --

     As a result of voting at the Meeting, all seven director nominees were elected. Subsequently, T.W. Hoehn, Jr., Ruben Medrano, Joe C. Richardson, Jr., William F. Seagle, and Walter L. Williams resigned and were replaced by Cliffwood designees. See "Item 1. Description of Business -- Recent Developments."

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table lists high and low sales prices for the years 1996, 1997 and first quarter 1998 of the Common Stock, Class A Warrants and Class B Warrants, each of which trade publicly in the NASDAQ Small-Cap Market under the symbols "TXLI", "TXLIW" and "TXLIZ", respectively.

                                               TXLI            TXLIW            TXLIZ
                                           ------------     ------------     ------------
                                           HIGH    LOW      HIGH    LOW      HIGH    LOW
                                           ----    ----     ----    ----     ----    ----
1996
     First Quarter......................   1 11/16 1 3/16   9/16     3/8     5/16    1/4
     Second Quarter.....................   1 7/16    7/8    3/8      3/16    3/8     1/8
     Third Quarter......................   1 7/8   1        1/2      5/32    1/4     1/8
     Fourth Quarter.....................   1 7/8   1 1/16   5/8      3/8     3/8     5/32
1997
     First Quarter......................   1 7/8   1 1/16   1/2      1/4     1/8     1/32
     Second Quarter.....................   2 1/16  1 5/16   1/2      3/8     1/32    1/32
     Third Quarter......................   1 11/16 1 5/16   1/4      1/4     1/32    1/32
     Fourth Quarter.....................   1 9/16  31/32    15/32   3/16     1/16    1/32
1998
     First Quarter......................   1 3/8   15/16    3/16    1/32     1/32    1/32

     As of March 31, 1998, the Company's Common Stock, Class A Warrants and Class B Warrants were held by approximately 890, 18 and 19 holders of record respectively.

DIVIDEND POLICY

     The Company has never paid dividends on its Common Stock and does not intend to pay a dividend in the foreseeable future. The terms of Comerica Bank Credit facility and the RIMCO Agreement also prohibit the payment of dividends. The payment of future dividends on Common Stock, if any, will be reviewed periodically by the Company's Board of Directors and will depend upon, among other things, the Company's financial condition, funds available from operations, the amount of anticipated capital and other expenditures, the Company's future business prospects and any restrictions imposed by the Company's present or future bank credit arrangements, subordinated notes or any series of preferred stock.

RECENT SALES OF UNREGISTERED SECURITIES

     Pursuant to the Merger Agreement, on December 31, 1997, the Company issued 25,632,159 shares of Common Stock to former Cliffwood shareholders and warrants and options to issue up to 9,203,470 shares of Common Stock to former Cliffwood warrant and option holders in exchange for all of the outstanding shares, warrants and options of Cliffwood. This issuance was made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D of the Securities and Exchange Commission.

     Also pursuant to the Merger Agreement, on December 31, 1997, the Company sold 7.875% Convertible Subordinated General Obligation Notes in the principal amount of $10.0 million to the RIMCO Lenders. This sale was made in reliance on
Section 4(2) of the Securities Act. These notes are convertible into Common Stock under the terms of the RIMCO Agreement. See "Item 1. Description of Business -- Recent Developments -- New RIMCO Financing".

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto reflected in the Index to Consolidated Financial Statements commencing on page F-1.

MERGER

     As discussed in Item 1, "Description of Business -- Recent
Developments -- Cliffwood Merger" and the Notes to the Consolidated Financial Statements included in this annual report, the Company underwent a substantial change in ownership, management, assets and business strategy, all effective December 31, 1997. These significant changes occurred as a result of the acquisition of Cliffwood (via the Merger) and certain related transactions, pursuant to a definitive Plan and Agreement of Merger. For financial reporting purposes, the Merger is accounted for as a reverse acquisition of Texoil by Cliffwood. The historical Consolidated Financial Statements listed in the index on page F-1 are those of Cliffwood and management's discussion and analysis of financial condition and results of operations presented herein relate to Cliffwood, both reflecting the acquisition of the Texoil net assets (existing immediately prior to the Merger) at fair value, using purchase accounting, on December 31, 1997, as required by generally accepted accounting principles.

     A predecessor company to Cliffwood was initially incorporated in September, 1993 but significant operations did not commence until February, 1996.

GENERAL

     The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized separately for each cost center (generally defined as a country). Capitalized balances are referred to as the "Full Cost Pool" and may further be classified as evaluated or unevaluated. Evaluated costs are those where proved reserves have been determined or where the property has been abandoned. Such costs are subject to depletion, depreciation and amortization expense. Unevaluated costs are not subject to depletion, depreciation and amortization and generally require additional geological, geophysical and/or engineering evaluation prior to management's decision to drill, develop or abandon such properties. When such properties are fully evaluated, capitalized balances will be included in the calculation of depletion, depreciation and amortization expense. Depletion expense is calculated using the units of production method based on the ratio of current production to total proved recoverable oil and natural gas reserves. Under the full cost method, to the extent that capitalized costs (net of depletion, depreciation and amortization) exceed the discounted future net revenues of estimated proved oil and natural gas reserves on an after-tax basis, such excess costs are charged to operations as additional depletion, depreciation and amortization expense.

     At December 31, 1997, the Company's estimated discounted future net revenues from estimated proved reserves on an after-tax basis exceed net evaluated capitalized costs by approximately $4,889,000. Net capitalized costs could exceed discounted future net revenues due to downward revisions to estimates of proved reserve quantities, declines in oil and gas prices, increases in operating costs, unsuccessful exploration and development activities or other factors which cannot be reasonably predicted by the Company. Once incurred, a writedown of oil and gas properties cannot be reversed at a later date even if estimated reserve quantities or oil and gas prices subsequently increase.

     At December 31, 1997, approximately $4,618,000 of acquisition costs were assigned to unevaluated properties, including $1,685,000 for proprietary 3-D seismic costs and $1,296,000 for undeveloped leases, both related to Texoil prospects existing prior to the Merger. In addition, approximately $976,000 relates to developmental and exploratory potential associated with Cliffwood acquired properties and $661,000 relates to Cliffwood's undeveloped prospect inventory.

     For the year ended December 31, 1997, the average prices received by the Company for its oil and gas production was $18.50 per barrel of oil and $2.11 per Mcf of gas. This results in a weighted average price per barrel of oil equivalent ("BOE") of $16.66, which is a decrease of approximately $1.83 per BOE, or 9.8%, from the year end 1996 level.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     The Company recorded net income of $638,000 and $368,000 in the years ended December 31, 1997 and 1996, respectively. The $270,000 increase in the Company's comparative net income resulted from the following factors:

                                        NET AMOUNT CONTRIBUTING
                                        TO INCREASE (DECREASE)
                                             IN NET INCOME
                                        -----------------------
                                                (000'S)
Oil and gas production income
  (revenues less lease operating
  expenses and production taxes).....           $ 2,233
Depletion, depreciation and
  amortization expense...............            (1,067)
Net general and administrative
expenses.............................              (240)
Interest expense.....................              (270)
Other income -- net..................              (188)
Provision for income taxes...........              (198)
                                        -----------------------
                                                $   270
                                        =======================

     The $2,233,000 increase in net oil and gas production income is primarily attributable to the increase in production volumes resulting from the acquisition and development of producing properties. Oil and gas sales increased by $4,906,000 resulting from increases in production volumes offset, in part, by an overall decrease in realized prices in 1997 from 1996. The significant increase in revenues of 338% was offset by directly related increases in lease operating and workover expenses and production taxes. Those combined expenses increased $2,673,000 or 356% over the prior year. Management believes that certain of the increased expenses are associated with non-recurring expenditures. Refer to Item 2, "Description of Property -- Producing
Properties" for additional information related to the Company's properties.

     The $1,067,000 increase in depletion, depreciation and amortization ("DD&A") expenses is primarily due to the increase of oil and gas production volumes, reserves and capitalized balances subject to DD&A resulting from the acquisition and development of producing properties. Gross capitalized costs included in the Full Cost Pool and subject to DD&A were $16,021,000 and $5,507,000 at December 31, 1997 and 1996, respectively. In addition, estimated future development costs associated with proved undeveloped reserves in the amount of $5,337,800 and $261,400 at December 31, 1997 and 1996, respectively, were included in depletion calculations.

     The $240,000 increase in net general and administrative expenses is comprised primarily of increases in technical and administrative staffing associated with the Company's growth. The Company is the operator of the majority of its properties and, accordingly, must attract and retain competent technical and administrative personnel to fulfill its contractual obligations. Although the operator is allowed certain "overhead reimbursements" pursuant to the terms of applicable operating agreements (reflected as "operator and management fees" in the Consolidated Statements of Income), such reimbursements may not recover the full amount of Company expenditures.

     Interest expense increased by $270,000 primarily due to the increased long-term debt used to finance acquisitions.

     Other income decreased in 1997 principally due to reduced management fee income associated with discontinued activities offset by increased administrative overhead reimbursements on operated properties. In 1996, the Company provided certain consulting engineering and administrative services to a non-affiliated third party for a fee and recognized revenues in the amount of $149,000. No similar consulting services were provided in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the Merger, Texoil suffered recurring operating losses and had working capital deficits that caused doubt about its ability to meet future expenditure obligations necessary to fully evaluate and develop its oil and gas properties and to continue as a going concern. The prior inability of Texoil to generate significant cash flow from operations and sustain activities through the complete development of its prospect interests caused it to seek incremental financing in late 1997 and/or strategic alternatives to continue as a going concern. The Merger generally brought incremental cash flow to the Company along with a new management team experienced in capital formation and oil and gas activities. Some of the conditions to closing the Merger were the closing of a financing arrangement with RIMCO whereby the Company issued $10.0 million of subordinated convertible notes and the conversion to common equity of approximately $5.1 million of pre-existing convertible notes and $2.3 million of Texoil Series A Preferred Stock.

  CASH FLOW FROM OPERATIONS

     The Company's net cash flow from operations increased to $2,677,000 from $1,100,000 for the years ended December 31, 1997 and 1996, respectively. The increase in cash flows from operating activities of $1,577,000 or 144% is directly attributable to the acquisition of producing properties in 1997 and the results of capital expenditures associated with re-engineering and development operations conducted on properties acquired in both 1997 and 1996.

  CASH FLOW FROM FINANCING

  PRIOR RIMCO FINANCING

     Prior to the Merger, the Company had existing financing arrangements with affiliates of RIMCO and with certain of its directors or affiliates ("Prior Financing"). All of the outstanding principal and accrued and unpaid interest under the Prior Financing was either paid in full or exchanged for the common stock of the Company as part of the Merger. All unfunded commitments to lend or sell notes under the Prior Financing were canceled or terminated.

  CURRENT RIMCO FINANCING

     On December 31, 1997, Texoil entered into the RIMCO Agreement which provided $10,000,000 in new financing. Accordingly, Texoil issued 7.875% Convertible Subordinated General Obligation Notes in the principal amount of $10,000,000 to the RIMCO Lenders ("Convertible Notes"), which will mature December 1, 1999, or upon a change in control, subject to certain extensions pursuant to the terms of the RIMCO Agreement. At any time prior to the maturity date, outstanding indebtedness is convertible by the holders, in whole or in part, into Texoil Common Stock at an initial per share conversion price equal to $1.75, subject to anti-dilution adjustments. Texoil can convert all of the outstanding indebtedness under the Convertible Notes into Texoil Common Stock if the average closing price per share during a period of 20 consecutive trading days equals or exceeds 130% of the conversion price.

     If on December 1, 1999, cash availability of the Company and its subsidiaries, as defined in the RIMCO Agreement, is less than the principal and accrued and unpaid interest outstanding under the Convertible Notes, the RIMCO Lenders can be required to convert the outstanding principal and accrued and unpaid interest into Texoil Common Stock, if the relationship between the average price and the conversion price satisfies certain conditions set out in the RIMCO Agreement. The Company granted the holders of the Convertible Notes certain registration rights in respect of shares of Texoil Common Stock issuable upon conversion of debt under the Convertible Notes.

     The indebtedness under the RIMCO Agreement is subject to the terms of a subordination agreement among the RIMCO Lenders, Comerica Bank-Texas, N.A. (as agent for itself and another lender), Cliffwood Oil & Gas Corp., Cliffwood Energy Company, and Cliffwood Production Co., whereby indebtedness under the RIMCO Agreement is subordinated in right of payment and the RIMCO Lenders are subject to restrictions on their right to exercise remedies under the RIMCO Agreement. The subordination provisions do not affect the ability to convert indebtedness under the RIMCO Agreement into Common Stock of Texoil.

  CAPITAL EXPENDITURES

     The Company's net oil & gas capital expenditures totaled approximately $15,132,000 in the year ended December 31, 1997. Certain of these capital expenditures were financed by the direct issuance of common stock and/or warrants for acquired property interests. A summary of 1997 capital expenditures is as follows:

                                          CAPITAL
                                        EXPENDITURES
                                        ------------
                                          ($000'S)
Cliffwood oil & gas assets
     Evaluated properties............     $  7,970
     Unevaluated properties..........        1,636
     Development costs...............          906
                                        ------------
                                          $ 10,512
Texoil oil & gas assets
     Proved properties...............     $  1,639
     Seismic data....................        1,685
     Unevaluated leases..............        1,296
                                        ------------
                                          $  4,620
                                        ------------
          Total......................     $ 15,132
                                        ============

     Capital expenditures for 1998 cannot be estimated with precision as many expenditures are discretionary and can be deferred; however, the Company expects to incur $3,375,000 of development expenditures associated with proved properties owned as of December 31, 1997. In addition, the Company expects to incur capital expenditures during 1998 to complete the interpretation of 3-D seismic data in its Raceland, Greens Lake and Laurel Grove prospects, to maintain and acquire additional leases and to drill wells on the prospects. Together these capital costs are estimated to total approximately $2,740,000 million in 1998.

     The Company also expects to make capital expenditures in 1998 in connection with its Joint Venture with Bechtel Exploration Company. Commitments include geological, geophysical and drilling costs for an estimated eight (8) drillable prospects. The Company estimates the capital expenditures of $2,939,000 million for a 12 1/2-20% retained interest in each of the prospects. Pending incremental cash flows or financing, the Company may retain additional interests or elect to drill additional prospects.

     The Company cannot predict with any accuracy the level of capital expenditures it may incur in connection with purchasing producing properties. However, management has set a goal of acquiring at least $10.0 million of proved producing properties in 1998.

  CHANGING PRICES

     Texoil's revenues and the carrying value of its oil and natural gas properties are affected by changes in oil and natural gas prices. Moreover, Texoil's ability to obtain additional capital on attractive terms may also depend upon oil and natural gas prices. Oil and natural gas prices are subject to substantial seasonal, political and other fluctuations which are beyond the ability of Texoil to control or accurately predict.

TAX NET OPERATING LOSS CARRYFORWARDS

     Prior to the Merger, Texoil had approximately $11,918,000 of tax net operating loss ("NOL") carryforwards at December 31, 1997 which begin to expire in the year 2000. Additionally, approximately $2,394,000 in depletion carryforwards and $52,000 of investment tax credit ("ITC") carryforwards remain at December 31, 1997. Section 382 of the Internal Revenue Code of 1986, as amended, limits the availability of the NOL and ITC carryforwards if there is a change of ownership of more than 50% of the Company within a retroactive three year period. Due to the Merger and change in ownership, the Company will be limited in its future utilization of the NOL and ITC carryforwards to an amount equal to the product of the federal long-term tax-exempt bond rate prescribed by the Internal Revenue Service and the fair market value of the Company immediately prior to the time of the ownership change.

YEAR 2000 COMPLIANCE

     The Company is in the process of identifying its software applications that are not Year 2000 compliant. Given the information known at this time about the Company's systems, coupled with the Company's ongoing efforts to upgrade or replace critical business systems as necessary, it is currently not anticipated that these Year 2000 compliance costs will have a material adverse effect on the Company's business, financial condition and results of operations. However, the Company is still analyzing its software applications and, to the extent they are not fully Year 2000 compliant, there can be no assurance that the costs necessary to update software or potential systems interruptions would not have a material adverse effect on the Company's business, financial condition and results of operations.

     Although the Company does not expect Year 2000 compliance to have a material effect on its internal operations, it is possible that Year 2000 compliance could have a material adverse effect on (i) the Company's suppliers and their ability to service the Company, accurately invoice for services rendered and accurately process payments received; and (ii) the Company's customers and their ability to continue to accurately measure and pay for oil and gas deliveries made by the Company. The cumulative effect of such problems, if they occur, could have a material adverse effect on the Company and the value of the Company's Common Stock and its other securities.

ITEM 7.  FINANCIAL STATEMENTS

     See page F-1 for Index to Consolidated Financial Statements.

ITEM 8.  CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANTS

PREVIOUS INDEPENDENT ACCOUNTANTS

     Texoil, Inc. (the "Company") dismissed BDO Seidman LLP ("BDO") as its principal independent accountant on March 4, 1998.

     The reports of BDO on the Company's financial statements for the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was such opinion qualified or modified as to uncertainty, audit scope, or accounting principles, except that it was modified as to uncertainty as follows:

     "The Company has suffered recurring operating losses and has a working capital deficit that raise substantial doubt about its ability to meet future expenditure obligations necessary to fully evaluate and develop its oil and gas properties and to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties. In this regard the Company entered into the financing arrangement described in NOTE 4 in order to meet its working capital requirements and to pursue its exploration opportunities. Despite the Company's successful efforts to obtain initial financing for its 1997 exploratory drilling program there can be no assurance that such financing will be sufficient to fully fund the drilling program or that the results of drilling operations will be successful."

     The decision to change accountants was approved by the Company's Audit Committee.

     In connection with its audits for the two most recent fiscal years and subsequent interim period preceding the replacement of BDO, the Company had no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements if not resolved to the satisfaction of BDO would have caused them to make reference thereto in their report on the financial statements for such years.

NEW INDEPENDENT ACCOUNTANTS

     The Company has engaged Arthur Andersen LLP as its independent accountants as of March 4, 1998. The Company did not consult Arthur Andersen LLP on any accounting, audit or financial reporting issue during its two most recent fiscal years or through March 4, 1998.

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

NAME                               AGE        POSITION WITH THE COMPANY
--------------------------------   --- ----------------------------------------
Frank A. Lodzinski (1)..........   48  Chairman of the Board, President, Chief
                                       Executive
                                         Officer and Director
Jerry M. Crews (1)..............   47  Executive Vice President, Secretary and
                                       Director
T.W. Hoehn, III.................   47  Director
Robert E. LaJoie (1), (2), (3)..   72  Director
Gary J. Milavec (2).............   36  Director
Thomas Reiser (2), (3)..........   46  Director
Michael A. Vlasic (1)...........   38  Director

------------

(1) Member of Executive Committee

(2) Member of Audit Committee

(3) Member of Compensation Committee

     FRANK A. LODZINSKI has been Chairman of the Board, President, Chief Executive Officer, and a Director of the Company since the Merger. He has been President and a Director of Cliffwood since he founded a predecessor entity and commenced operations in February 1996. From January 1992 to February 1995, he served as President and a Director of Hampton Resources Corporation, a public corporation which he co-founded. From February 1995, when Hampton was sold to Bellwether Exploration Company, to February 1996, he was self-employed and was a consultant to Bellwether Exploration Company. From 1984 to 1992, Mr. Lodzinski was engaged in the oil and natural gas business through Energy Resource Associates, Inc., a closely-held Texas corporation which he owned and controlled. Prior to 1984, he was employed in public accounting with Arthur Andersen & Co. and in various capacities with independent oil and gas companies. He is a Certified Public Accountant and holds a BSBA degree from Wayne State University.

     JERRY M. CREWS has been an Officer and Director of the Company since the Merger and was an Officer and Director of Cliffwood since April 1996. For the preceding 12 years he was an Officer of Citation Oil & Gas Corporation and was responsible for all production operations. His experience includes acquisitions, drilling and development operations in most of the producing basins of the United States. Prior experience was with Conoco and Lear Petroleum. He holds a B.S. in petroleum engineering from Texas A&M University.

     ROBERT E. LAJOIE has been a Director of the Company since the Merger and was a Director of Cliffwood since July 1996. Mr. LaJoie retired in 1977 and is a private investor with more than forty years experience in the oil and natural gas, real-estate and food services industries. He is a graduate of the University of Michigan.

     GARY J. MILAVEC has been a Director of the Company since September 1996 and served as its Secretary from October 1996 until December 31, 1997. He is a Managing Director of RIMCO, Inc., and has been active in its investment management and corporate finance activities since October 1990. Mr. Milavec received a B.A. in Geology from the University of Rochester, an M.S. in Geology from the University of Oklahoma, and an M.B.A. from the University of Houston. He is also a Director of Universal Seismic Associates, Inc. and Brigham Exploration Company.

     THOMAS A. REISER has been a Director the Company since the Merger and was a Director of Cliffwood since April 1996. For more than the past five years he has served as Chairman and President of Technical

Risks, Inc., a private insurance brokerage firm which he founded. He is a graduate of the College of William and Mary.

     MICHAEL A. VLASIC has been a Director of the Company since the Merger and was a Director of Cliffwood since July 1996. For more than the past five years, he has been a principal with Vlasic Investments L.L.C. He is a graduate of Brown University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during 1997 and Forms 5 and amendments thereto furnished to the Company with respect to 1997, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 that failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during such year, except for the following. On October 31, 1997, T.W. Hoehn, Jr. filed Form 4s reporting transactions occurring in April and September 1997. In addition, the Form 4 for T. W. Hoehn, III for December 1996 was filed three days late and the Form 4s for Ruben Medrano and Walter L. Williams for March 1997 were filed four days late.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table reflects all forms of compensation for each of the years ended December 31, 1997, 1996, and 1995 for Ruben Medrano. No executive officer had salary and bonus which in 1997 exceeded $100,000.

                                                                                                LONG TERM COMPENSATION
                                                                                         -------------------------------------
                                                    ANNUAL COMPENSATION                     AWARDS       SECURITIES    PAYOUTS
                                       ----------------------------------------------    ------------    UNDERLYING    -------
                                                                         OTHER ANNUAL     RESTRICTED      OPTIONS/      LTIP
     NAME AND PRINCIPAL POSITION         YEAR      SALARY      BONUS     COMPENSATION    STOCK AWARDS     SARS(#)      PAYOUTS
-------------------------------------  ---------  ---------  ---------   ------------    ------------    ----------    -------
Frank A. Lodzinski...................       1997     --         --           --              --             --           --
  Chairman of the Board,
  President and Chief Executive
  Officer (1)
Ruben Medrano........................       1997  $  72,940  $  10,000     $ 18,235(3)       --             --           --
  Former President and                      1996  $  67,700     --         $ 28,800(3)       --             --           --
  Chief Executive Officer (2)               1995  $  74,400     --         $ 21,600(3)       --             30,000(4)    --

                                        ALL OTHER
     NAME AND PRINCIPAL POSITION       COMPENSATION
-------------------------------------  ------------
Frank A. Lodzinski...................      --
  Chairman of the Board,
  President and Chief Executive
  Officer (1)
Ruben Medrano........................      --
  Former President and                     --
  Chief Executive Officer (2)              --

------------

(1) Mr. Lodzinski became Chairman of the Board, President and Chief Executive Officer on December 31, 1997. Mr. Lodzinski received no compensation from Texoil in 1997. Mr. Lodzinski's current salary is $90,000 per year.

(2) Mr. Medrano resigned as President and Chief Executive Officer effective December 31, 1997.

(3) See "-- 1995 Stock Compensation Plan" and "-- Amended and Restated 1996 Stock Compensation Plan."

(4) See "-- Option Exercises and Year End Values" below.

1995 STOCK COMPENSATION PLAN

     In July 1995, the Company's stockholders approved the 1995 Stock Compensation Plan, which provides for the issuance of shares of Common Stock to certain employees and consultants whose cash compensation was reduced by 30% effective April 1, 1995. Pursuant to the 1995 Stock Compensation Plan, shares of Common Stock were issued to such individuals on recognition of their reduced cash compensation in 1995 and for the months of January through February, 1996.

AMENDED AND RESTATED 1996 STOCK COMPENSATION PLAN

     By consent dated June 10, 1996, the Company's Board of Directors adopted the 1996 Stock Compensation Plan after the 1995 Stock Compensation Plan expired March 31, 1996 with an insufficient number of shares of Common Stock reserved for issuance thereunder remaining to cover issuances which otherwise would have been made after February 1996. The 1996 Stock Compensation Plan required shareholder approval thereof before shares could be issued thereunder. Shareholder approval was a requirement of Rule 16b-3 promulgated under Section 16 of the Securities Exchange Act of 1934, as amended (the "1934 Act"). After the Board's adoption of the 1996 Stock Compensation Plan, Rule 16b-3 was amended and shareholder approval was no longer mandatory thereunder. Since the 1996 Stock Compensation Plan had not been implemented and no common stock issued thereunder, the Company's Board of Directors amended and restated the 1996 Stock Compensation Plan to make it more consistent with amended Rule 16b-3. Accordingly, the Amended and Restated 1996 Stock Compensation Plan (the "1996 Plan") superseded the 1996 Stock Compensation Plan in its entirety. Pursuant to the 1996 Plan, shares of common stock were issued to certain individuals in recognition of their reduced cash compensation for the months of January through August, 1997 and for services rendered and reimbursement of expenses incurred. The Company recognized compensation expense in the amount of $18,235 for the 1996 Plan representing the fair market value of such shares issued in lieu of reduced cash compensation for the months of January through August 1997.

CLIFFWOOD OPTIONS

     Prior to the Merger, Cliffwood Oil & Gas Corp. had options to purchase 573,000 shares of Cliffwood Class A common stock issued under the Cliffwood Oil & Gas Corp. 1997 Stock Option Plan and the Cliffwood Oil & Gas Non-Employee Director Stock Option Plan. Pursuant to the Merger Agreement, these options were canceled and replaced by options to purchase 6.74 shares of Common Stock for every share that could have been bought under the old Cliffwood options. Therefore, following the Merger, Texoil issued options to purchase 3,862,020 shares of Common Stock to former Cliffwood option holders.

OPTION GRANTS

     Certain options were granted to current executive officers of the Company, following the Merger as a result of the conversion of Cliffwood options as described in "Cliffwood Options." The following table sets forth additional information with respect to these stock option grants.

                                                                    PERCENT OF
                                        NUMBER OF                      TOTAL         NUMBER OF
                                        CLIFFWOOD                  OPTIONS/SARS       TEXOIL
                                          SHARES      EXERCISE      GRANTED TO        SHARES       EXERCISE
                                        UNDERLYING     OR BASE     EMPLOYEES IN     UNDERLYING      OR BASE
                                         OPTIONS        PRICE       FISCAL YEAR       OPTIONS        PRICE
                NAME                    GRANTED(#)    ($/SHARE)        1997         GRANTED(#)     ($/SHARE)     EXPIRATION DATE
-------------------------------------   ----------    ---------    -------------    -----------    ---------    -----------------
Frank A. Lodzinski...................     100,000       $3.50           21.1%         674,000        $ .52      December 31, 1999
Francis M. Mury......................      90,000       $3.50           18.9%         606,600        $ .52      December 31, 1999
Jerry M. Crews.......................      90,000       $3.50           18.9%         606,600        $ .52      December 31, 1999
Peggy C. Simpson.....................      35,000       $3.50            7.4%         235,900        $ .52      December 31, 1999
Mandel C. Selber.....................      27,000       $3.50            5.7%         181,980        $ .52      December 31, 1999
Ralph D. Hollingshead................      22,000       $3.50            4.6%         148,280        $ .52      December 31, 1999

------------

(1) Represents options previously granted by Cliffwood that were replaced by options to purchase Texoil Common Stock.

OPTION EXERCISES AND YEAR-END VALUES

     The following table sets forth information regarding two unexercised options to purchase 20,000 shares of Common Stock at $3.00 per share and 30,000 shares of Common Stock at $1.3125 per share that were granted to Mr. Medrano on July 26, 1994 and May 2, 1996, respectively. Mr. Medrano did not exercise any Common Stock options during 1997. In addition, information on the options issued to Cliffwood employee option holders is presented in the following table.

                                                                                      VALUE OF UNEXERCISED
                                          NUMBER OF SECURITIES UNDERLYING                 IN-THE-MONEY
                                            UNEXERCISED OPTIONS/SARS AT                 OPTIONS/SARS AT
                                                 DECEMBER 31, 1997                    DECEMBER 31, 1997(1)
                                          --------------------------------      --------------------------------
                NAME                      EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
-------------------------------------     ------------      --------------      ------------      --------------
Ruben Medrano........................         20,000                  0           $      0           $      0
Ruben Medrano........................         30,000                  0           $      0           $      0
Frank A. Lodzinski...................        222,420            451,580           $162,367           $329,563
Francis M. Mury......................        200,178            406,422           $146,130           $296,688
Jerry M. Crews.......................        200,178            406,422           $146,130           $296,688
Peggy Simpson........................         77,847            158,053           $ 56,828           $115,379
Mandel Selber........................         60,053            121,927           $ 43,839           $ 89,027
Ralph Hollingshead...................         48,932             99,348           $ 35,720           $ 75,524

------------

(1) Based upon the last sales price of $1.25 per share on December 31, 1997 as reported in the consolidated reporting system for the NASDAQ Small Cap Issues, Mr. Medrano's options were not in-the-money.

EMPLOYMENT AGREEMENT

     Pursuant to the Merger, Mr. Lodzinski is employed under an agreement pursuant to which he receives an annual salary of $90,000, subject to increases at the discretion of the Board of Directors, and a bonus at the sole discretion of the Board of Directors. The employment agreement also provides for the grant of options to purchase Common Stock. This employment agreement expires January 1, 2001.

DIRECTOR COMPENSATION

     Directors who are not employed by the Company are authorized to be paid a fee of $1,000 for each meeting of the Board of Directors attended (including committee meetings, if any, held in conjunction therewith). The Company reimburses each director for his actual and necessary expenses reasonably incurred in connection with attending meetings of the Board and its committees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 1998 the number of shares of the Company's equity securities owned by (i) each person known by the Company (based on publicly-available filings with the Commission) to be the holder of more than five percent of its voting securities, (ii) each director and each executive officer of the Company, whose total annual salary and bonus exceeded $100,000, and (iii) all of the Company's directors and executive officers as a group. Unless otherwise indicated, each holder has sole voting and investment power with respect to the shares of capital stock owned by such holder.

       NAME OF BENEFICAL OWNER
(ADDRESS INDICATED IF NOT A DIRECTOR   AMOUNT AND NATURE OF
           OR AN OFFICER)              BENEFICIAL OWNERSHIP   PERCENT OF CLASS
-------------------------------------  --------------------   ----------------
CLASS A COMMON STOCK:
Michael A. Vlasic, Director                  8,323,900(1)           22.4%
Frank A. Lodzinski, Director,
  President and Chief Executive
  Officer............................        8,701,811(2)           23.3%
Jerry M. Crews, Director, Executive
  Vice President and Secretary.......        1,649,413(3)            5.0%
Robert E. LaJoie, Director...........          909,226(4)            2.5%
T. W. Hoehn III, Director............          604,429               1.6%
Thomas A. Reiser, Director...........          345,425(5)         *
Ruben Medrano, Former Director,
  President and Chief Executive
  Officer............................           93,124(6)         *
All Directors and Executive Officers
  as a group (7 persons).............       12,359,033(7)           32.8%
RIMCO................................       10,534,303(8)           24.8%
  600 Travis Street, Suite No. 6875
  Houston, Texas 77002
The Lincoln National Life Insurance
  Company............................        5,282,485(9)           13.7%
  200 East Berry Street
  Ft. Wayne, Indiana 46802
First Union Capital Partners, Inc....        3,375,621(10)           8.9%
  1001 Fannin, Suite 2255
  Houston, Texas 77002
V&C Energy Limited Partnership.......        8,268,295(11)          22.3%
  710 Woodward
  Bloomfield Hills, Michigan 45304
Vlasic Investments, L.L.C............        8,323,900(12)          22.4%
  710 Woodward
  Bloomfield Hills, Michigan 45304

------------

  *  Indicates less than one percent.

 (1) Includes 7,931,295 shares of Common Stock and 337,000 shares of Common Stock underlying presently exercisable warrants beneficially owned through V&C Energy Limited Partnership, of which Vlasic Investments L.L.C.
     ("Vlasic Investments") is the limited partner. Mr. Vlasic is the Managing Director of Vlasic Investments. Mr. Vlasic disclaims any beneficial ownership of shares held by V&C Energy Limited Partnership. Includes 55,605 shares of Common Stock underlying presently exercisable options assigned by Mr. Vlasic to Vlasic Investments. Excludes 112,895 shares of Common Stock underlying options assigned by Mr. Vlasic to Vlasic Investments that are not presently exercisable.

 (2) Includes 7,931,295 shares of Common Stock and 337,000 shares of Common Stock underlying presently exercisable warrants beneficially owned through V&C Energy Limited Partnership, of which Energy Resource Associates, Inc. ("ERA"), a Texas corporation owned by and controlled by Mr. Lodzinski, is a general partner. Mr. Lodzinski disclaims any beneficial ownership of shares held by V&C Energy Limited Partnership. Includes 222,420 shares of Common Stock underlying presently exercisable options owned by Mr. Lodzinski. Excludes 451,580 shares of Common Stock underlying options owned by Mr. Lodzinski that are not presently exercisable.

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

 (3) Includes 200,178 shares of Common Stock underlying presently exercisable options owned by Mr. Crews. Excludes 406,422 shares of Common Stock underlying options owned by Mr. Crews that are not presently exercisable.

 (4) Includes 842,500 shares held by Robert E. LaJoie, as General Partner to a family limited partnership, and 66,726 shares underlying presently exercisable options owned by Mr. LaJoie. Excludes 135,474 shares of Common Stock underlying options owned by Mr. LaJoie that are not presently exercisable.

 (5) Includes 55,605 shares of Common Stock underlying presently exercisable options owned by Mr. Reiser. Excludes 112,895 shares underlying options owned by Mr. Reiser that are not presently exercisable.

 (6) Includes 50,000 shares of Common Stock underlying options owned by Mr. Medrano.

 (7) Excludes Gary J. Milavec, who has been a director of Texoil since September 1996. Although Mr. Milavec does not own any Common Stock, he is a Managing Director of RIMCO Inc., and a vice-president of RIMCO Associates, Inc., which is the General Partner to certain Limited Partnerships and the indirect holder of 4,820,017 shares of Common Stock and debt presently convertible into 5,714,286 shares of Common Stock. Mr. Milavec disclaims any beneficial ownership of said shares.

 (8) Includes 5,714,286 shares of Common Stock underlying presently convertible notes.

 (9) Includes 1,760,825 shares of Common Stock underlying presently exercisable warrants.

(10) Includes 1,128,950 shares of Common Stock underlying presently exercisable warrants.

(11) Includes 337,000 shares of Common Stock underlying presently exercisable warrants.

(12) Includes 7,931,295 shares of Common Stock and 337,000 shares of Common Stock underlying presently exercisable warrants beneficially owned through V&C Energy Limited Partnership, of which Vlasic Investments is the limited partner. Mr. Vlasic is the Managing Director of Vlasic Investments. Mr. Vlasic disclaims any beneficial ownership of shares held by V&C Energy Limited Partnership. Includes 55,605 shares of Common Stock underlying presently exercisable options assigned by Mr. Vlasic to Vlasic Investments. Excludes 112,895 shares of Common Stock underlying options assigned by Mr. Vlasic to Vlasic Investments that are not presently exercisable.

CHANGE IN CONTROL

     Pursuant to the Merger Agreement, fifty-three former Cliffwood shareholders were issued shares of Texoil's common stock, par value $.01 (the "Texoil Common Stock"), equal to approximately 70% of Texoil's outstanding shares. Texoil's Board of Directors was restructured so that five Texoil directors (T. W. Hoehn Jr., Walter L. Williams, William F. Seagle, Joe C. Richardson Jr. and Ruben Medrano) resigned and the remaining members of the Texoil Board of Directors filled the resulting vacancies with five candidates nominated by Cliffwood's Board of Directors. The current members of the Texoil Board of Directors are:
Frank A. Lodzinski, Jerry M. Crews, Michael A. Vlasic, Robert E. LaJoie and Thomas A. Reiser, all of whom have been directors of Cliffwood, and Gary J. Milavec and T. W. Hoehn, III, both formerly directors of Texoil. Upon closing the Merger, Frank A. Lodzinski, the President and Chief Executive Officer of Cliffwood, became the President and Chairman of the Board of Texoil, and Jerry
M. Crews, the Secretary and Executive Vice-President of Cliffwood, became the Secretary and Executive Vice President of Texoil.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In conjunction with the Merger, the Company repaid $1,050,000 in non-convertible notes to T. W. Hoehn, Jr., a Director of the Company until December 31, 1997, and Opal Air, Inc., and affiliate of T. W. Hoehn, Jr. Also pursuant to the Merger Agreement, $5.1 million in convertible notes were converted into 5.5 million shares of Common Stock. The holders of these notes were Directors and affiliates of Directors of the Company. The conversions are set forth in the table below.

             NAME OF HOLDER                  AMOUNT      SHARES ISSUED
----------------------------------------  ------------   -------------
T. W. Hoehn, Jr.........................  $    295,720       369,650
T. W. Hoehn, III........................  $    265,128       331,410
William F. Seagle.......................  $     50,986        63,732
RIMCO(1)................................  $  4,570,278     4,826,018

------------

  (1) Gary J. Milavec, a Director of the Company, is a Vice President of RIMCO Associates, Inc.

     In addition, the Company and RIMCO entered into a Note Purchase Agreement on December 31, 1997, pursuant to which the RIMCO Lenders provided the Company with $10.0 million in new financing. See Item 1. "Description of Business -- Recent Developments" and Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Current RIMCO Financing."

     The Company is the operator for certain properties and prospects where RIMCO or affiliates have a direct or indirect interest as follows:

          (1) The Company is the operator and direct owner of a 35% working interest in the Daniel Ranch prospect in Victoria County, Texas. A 50% working interest is owned by a subsidiary of Universal Seismic Associates, Inc. Mr. Milavec serves as a Director of Universal Seismic Associates, Inc.

          (2) The Company is the operator and direct owner of a 12% working interest in the East and West Refugio prospects located in Refugio County, Texas. Certain affiliates of RIMCO also have direct working interests in these prospects.

          (3) The Company is providing certain operating and administrative services, for a monthly fee, to an affiliate of RIMCO related to the operation of certain fields located in Montana and North Dakota.

     All operating and management fees charged by the Company to related parties are arms-length and based on rates for comparable services prevailing in the industry.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

           2.1       -- Agreement and Plan of Merger, by and between Comet
                        Entertainment, Inc., Comet Acquisition Subsidiary, Inc., and Texoil Company, dated as of November 4, 1992
                        (filed herewith).
           2.2       -- Agreement and Plan of Merger, dated December 31, 1997,
                        by and among Texoil, Inc., Texoil Acquisition, Inc., and Cliffwood Oil & Gas Corp. (incorporated by reference to
                        Exhibit 2.1 to Item 7 of Form 8-K filed on January 8,
                        1998).
           3.1       -- Restated Articles of Incorporation of Texoil, Inc., as
                        amended (incorporated by reference to Exhibit 3.1 to Form 8-K, dated September 6, 1996, reporting the RIMCO Financing).
           3.2       -- Amended and Restated Bylaws of Texoil, Inc., as amended
                        (filed herewith).
           4.1       -- Form of Warrant Agreement between Texoil, Inc., as
                        Issuer and First Interstate Bank of Texas, N.A. as Warrant Agent, dated May 26, 1994 (filed herewith).
           4.2       -- Specimen certificate for Class A Warrant (filed
                        herewith).
           4.3       -- Specimen certificate for Class B Warrant (filed
                        herewith).
           4.4       -- Specimen certificate for Underwriters Class A Warrant
                        (filed herewith).
           4.5       -- Specimen certificate for Underwriters Class B Warrant
                        (filed herewith).
           4.6       -- Specimen certificate for shares of Common Stock, par
                        value $.01 per share (filed herewith).
           4.7       -- Note Purchase Agreement, dated December 31, 1997, by and among Texoil, Inc. and Resource Investors Management Company (incorporated by reference to Exhibit 5.1 to Form 8-K filed on January 8, 1998).
           4.8       -- Form of the Texoil, Inc., 7.875% Convertible
                        Subordinated General Obligation Note (incorporated by reference to Exhibit 5.2 to Form 8-K filed on January 8,
                        1998).
           4.9       -- Amended and Restated Stock Ownership and Registration
                        Rights Agreement among Texoil, Inc., and RIMCO Partners, L.P., RIMCO Partners, L.P. II, RIMCO Partners, L.P. III, and RIMCO Partners, L.P. IV, dated December 31, 1997 (incorporated by reference to Exhibit 5.5 to Form 8-K filed on January 8, 1998).
           4.10      -- Guaranty Agreement dated December 31, 1997 by and among
                        Cliffwood Oil & Gas Corp., and RIMCO Partners, L.P., RIMCO Partners, L.P. II, RIMCO Partners, L.P. III, and RIMCO Partners, L.P. IV, (incorporated by reference to
                        Exhibit 5.3 to Form 8-K filed on January 8, 1998).
           4.11      -- Guaranty Agreement dated December 31, 1997 by and among
                        Texoil Company and RIMCO Partners, L.P., RIMCO Partners, L.P. II, RIMCO Partners, L.P. III, and RIMCO Partners, L.P. IV (incorporated by reference to Exhibit 5.4 to Form 8-K filed on January 8, 1998).
           4.12      -- Amended and Restated Credit Agreement, by and among
                        Cliffwood Oil & Gas Corp., Cliffwood Energy Company, Cliffwood Production Co., Comerica Bank-Texas, as
                        Agent, et al., dated as of August 1, 1997 (filed herewith).
          10.1       -- Agreement dated as of December 31, 1992 by and between
                        Texas Meridian Resources Exploration, Inc., and Texoil Company (filed herewith).
          10.2       -- Form of Non-Qualified Stock Option Agreement entered
                        into by and between Texoil, Inc., and each of John L. Graves and Joe C. Richardson, Jr. dated April 16, 1993 (filed herewith).
          10.3       -- Sublease Agreement between Presidio Exploration, Inc.,
                        and Texoil Company dated as of January 1, 1990 (filed herewith).
          10.4       -- Agreement, dated September 20, 1994, between Texoil
                        Company and 3DX Technologies, Inc., (filed herewith).
          10.5       -- 1994 Stock Option Plan, dated July 25, 1994 (filed
                        herewith).
          10.6       -- Non-Qualified Stock Option Agreement, dated July 26,
                        1994, between Texoil, Inc., and Walter L. Williams (filed herewith).

          10.7       -- Non-Qualified Stock Option Agreement, dated July 26,
                        1994, between Texoil, Inc., and Ruben Medrano (filed herewith).
          10.8       -- Lease Agreement between 1600 Smith Street Venture
                        (Landlord) and Texoil, Inc., (Tenant), dated June 1, 1995 (filed herewith).
          10.9       -- 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.5 to Form 10-QSB filed on November 14,
                        1995).
          10.10      -- 1995 Stock Compensation Plan Participation Agreement,
                        dated April 1, 1995 between Texoil, Inc., and Walter L. Williams (incorporated by reference to Exhibit 10.6 to Form 10-QSB filed on November 14, 1995).
          10.11      -- 1995 Stock Compensation Plan Participation Agreement,
                        dated April 1, 1995 between Texoil, Inc., and Ruben Medrano (incorporated by reference to Exhibit 10.8 to Form 10-QSB filed on November 14, 1995).
          10.12      -- Non-Qualified Stock Option Agreement dated May 2, 1996
                        between Texoil, Inc., and Ruben Medrano (incorporated by reference to Exhibit 10.20 to Form 10-KSB filed on March 31, 1997).
          10.13      -- Non-Qualified Stock Option Agreement dated June 20, 1996 between Texoil, Inc., and William F. Seagle
                        (incorporated by reference to Exhibit 10.21 to Form 10-KSB filed on March 31, 1997).
          10.14      -- Amended and Restated 1996 Stock Compensation Plan
                        Participation Agreement, dated January 3, 1997 between Texoil, Inc., and Walter L. Williams (incorporated by reference to Exhibit 10.24 to Form 10-KSB filed on March 31, 1997).
          10.15      -- Amended and Restated 1996 Stock Compensation Plan
                        Participation Agreement, dated January 3, 1997 between Texoil, Inc., and Ruben Medrano (incorporated by reference to Exhibit 10.26 to Form 10-KSB filed on March 31, 1997).
          10.16      -- Stock Purchase Agreement, dated as of February 28, 1996, among Oxford Consolidated, Inc., AMF Production Company, and Cliffwood Energy Company (filed herewith).
          10.17      -- Standard Office Building Lease Agreement, dated January
                        14, 1997, between Radler Enterprises Texas, Inc., and Cliffwood Oil & Gas Corp. (filed herewith).
          10.18      -- First Amendment of Standard Office Building Lease
                        Agreement, dated January 14, 1997, between Radler Enterprises Texas, Inc., and Cliffwood Oil & Gas Corp. (filed herewith).
          10.19      -- Purchase and Sale Agreement, dated as of April 1, 1997, between Belleview 1992 Income Fund, L.P., and Cliffwood Oil & Gas Corp. (filed herewith).
          10.20      -- Common Stock and Warrant Purchase Agreement between
                        Cliffwood Oil & Gas Corp., and Belleview 1992 Income Fund, L.P., dated as of August 4, 1997 (filed herewith).
          10.21      -- Stock Purchase Warrant for 13,750 shares of Cliffwood
                        Class A Common Stock to Michael J. Foy. (filed herewith).
          10.22      -- Stock Purchase Warrant for 261,250 shares of Cliffwood
                        Class A Common Stock to Lincoln National Life Insurance Company (filed herewith).
          10.23      -- Agreement of Limited Partnership for Cliffwood
                        Acquisition -- 1996 Limited Partnership, dated September 27, 1996 (filed herewith).
          10.24      -- Guaranty and Support Agreement, dated September 27,
                        1996, by Cliffwood Oil Gas Corp., to Partnership and Limited Partners (filed herewith).
          10.25      -- Investment Agreement, dated September 27, 1996, by and
                        among Cliffwood Oil & Gas Corp., Energy Capital Investment Company, and EnCap Equity 1996 Limited Partnership (filed herewith).
          10.26      -- Stock Purchase Warrant for 225,000 shares of Cliffwood
                        Common Stock to EnCap Equity 1996 Limited Partnership (filed herewith).
          10.27      -- Stock Purchase Warrant for 75,000 shares of Cliffwood
                        Common Stock to Energy Capital Investment Company (filed herewith).
          10.28      -- Letter Agreement, dated July 21, 1997, between Cliffwood
                        Oil & Gas Corp. and Energy Resource Associates, Inc., as general partner of V&C Energy Limited Partnership (filed herewith).

          10.29      -- Stock Purchase Warrant for 50,000 shares of Cliffwood
                        Class A Common Stock to V&C Energy Limited (filed herewith).
          10.30      -- Common Stock and Warrant Purchase Agreement between
                        Cliffwood Oil & Gas Corp. and First Union Capital Partners, Inc., dated as of May 30, 1997 (filed herewith).
          10.31      -- Stock Purchase Warrant for 167,500 shares of Cliffwood
                        Class B Common Stock to First Union Capital Partners, Inc., (filed herewith).
          10.32      -- Agreement by and among Cliffwood Exploration Company,
                        Cliffwood Production Co., Bechtel Exploration Company and Blue Moon Exploration Company, dated as of June 30, 1997 (filed herewith).
          10.33      -- Executive Employment Agreement, dated January 1, 1998,
                        by and among Texoil, Inc., and Frank A. Lodzinski (incorporated by reference to Exhibit 2.2 to Form 8-K filed on January 8, 1998).
          10.34      -- Cliffwood Oil & Gas Corp., 1997 Stock Option Plan
                        (filed herewith).
          10.35      -- Form of Incentive Stock Option Plan Agreement (filed
                        herewith).
          10.36      -- Cliffwood Oil & Gas Corp., 1997 Non-Employee Director
                        Stock Option Plan (filed herewith).
          10.37      -- Form of Non-Employee Director Stock Option Agreements
                        (filed herewith).
          10.38      -- Cliffwood Oil & Gas Corp., Shareholders' Agreement by
                        and among Cliffwood Oil & Gas Corp., and shareholders, dated May 21, 1996 (filed herewith).
          10.39      -- Cliffwood Oil & Gas Corp., First Amendment to
                        Shareholders' Agreement dated May 30, 1997 (filed herewith).
          16.1       -- Letter dated March 9, 1998, from BDO Seidman LLP to the
                        Commission (incorporated by reference to Exhibit
                        16.1 to Form 8-K filed on March 9, 1998).

          21.1       -- Following are the Company's subsidiaries:

                                             OTHER NAME UNDER WHICH           JURISDICTION OF
NAME OF SUBSIDIARY                        SUBSIDIARY CONDUCTS BUSINESS   INCORPORATION/ORGANIZATION
----------------------------------------  ----------------------------   --------------------------
Cliffwood Oil & Gas Corp................              None                         Texas
Cliffwood Production Co.................              None                         Texas
New Cliffwood Company...................              None                         Texas
Cliffwood Exploration Company...........              None                         Texas
Cliffwood Acquisition --
  1996 Limited Partnership(1)...........              None                         Texas
Cliffwood-Blue Moon Joint
  Venture, Inc..........................              None                         Texas
Texoil Company..........................              None                       Tennessee
Texoil de Argentina, S. A...............              None                         Nevada

(1) Cliffwood Energy Company is the General Partner

          23.1     -- Consent of Arthur Andersen LLP (filed herewith).
          23.2     -- Consent of T. J. Smith & Company, Inc. (filed herewith).
          27.1     -- Financial Data Schedule (filed herewith).

(B)  REPORTS ON FORM 8-K

     On November 26, 1997, the Company filed a report on Form 8-K reporting that it had entered into a letter of intent for the Merger with Cliffwood Oil & Gas Corp. The Merger was closed on December 31, 1997. A report on Form 8-K reporting the closing of the Merger was filed on January 9, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TEXOIL, INC.

                                                /s/ FRANK A. LODZINSKI
                                                    FRANK A. LODZINSKI
                                                    PRESIDENT

     Date: April 9, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                        TITLE(S)                       DATE
----------------------------------------------------  --------------------------------------   ---------------
                /s/FRANK A. LODZINSKI                 Chief Executive                           April 9, 1998
                   FRANK A. LODZINSKI                 Officer, President, Chairman of The
                                                      Board and Director
                                                      (Principal Executive Officer)

                /s/JERRY M. CREWS                     Executive Vice President                  April 9, 1998
                   JERRY M. CREWS                      Secretary and Director

               /s/T. W. HOEHN III                     Director                                  April 9, 1998
                  T. W. HOEHN III

               /s/ROBERT E. LAJOIE                    Director                                  April 9, 1998
                  ROBERT E. LAJOIE

               /s/GARY J. MILAVEC                     Director                                  April 9, 1998
                  GARY J. MILAVEC

               /s/THOMAS A. REISER                    Director                                  April 9, 1998
                  THOMAS A. REISER

               /s/MICHAEL A. VLASIC                   Director                                  April 9, 1998
                  MICHAEL A. VLASIC

                                       38

                                  TEXOIL, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                        PAGE
                                        -----
Report of Independent Public
  Accountants........................    F-2
Consolidated Balance Sheets as of
  December 31, 1997 and December 31,
  1996...............................    F-3
Consolidated Statements of Income for
  the years ended December 31, 1997
  and 1996...........................    F-4
Consolidated Statement of
  Stockholders' Equity for the years
  ended December 31, 1997 and 1996...    F-5
Consolidated Statements of Cash Flows
  for the years ended December 31,
  1997 and 1996......................    F-6
Notes to Consolidated Financial
  Statements.........................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Texoil, Inc.:

     We have audited the accompanying consolidated balance sheets of Texoil, Inc. (a Nevada corporation) and subsidiaries, as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texoil, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                         ARTHUR ANDERSEN LLP

Houston, Texas
March 31, 1998

                                  TEXOIL, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                         1997       1996
                                       ---------  ---------
Assets
Current Assets:
     Cash and cash equivalents.......  $   4,059  $     287
     Accounts receivable and other...      3,444      1,792
     Accounts receivable-related
      party..........................         60        186
     Other current assets............         65     --
                                       ---------  ---------
          Total current assets.......      7,628      2,265
Property, plant and equipment, at
cost:
     Oil and natural gas properties
      (full-cost method)
          Evaluated properties.......     16,021      5,507
          Unevaluated properties.....      4,618     --
Office and other equipment...........        424        181
                                       ---------  ---------
                                          21,063      5,688
Less -- accumulated depreciation,
depletion and amortization...........     (1,370)      (182)
                                       ---------  ---------
Net property, plant and equipment....     19,693      5,506
                                       ---------  ---------
Other assets.........................        463         29
                                       ---------  ---------
          Total assets...............  $  27,784  $   7,800
                                       =========  =========
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued
     liabilities.....................  $   4,207  $     901
     Accounts payable -- related
     party...........................     --            192
     Revenue royalties payable.......      1,887      1,312
                                       ---------  ---------
          Total current
        liabilities..................      6,094      2,405
                                       ---------  ---------
Long-term debt.......................     10,058      2,629
                                       ---------  ---------
Deferred income taxes................        215        152
                                       ---------  ---------
Commitments and contingencies (Note
9)
Stockholders' equity:
     Series A preferred stock--$.01
      par value with liquidation
      preference of $100 per share,
      10,000,000 shares authorized,
      none issued and outstanding at
      December 31, 1997 and 1996,
      respectively...................     --         --
     Common stock -- $.01 par value;
      50,000,000 shares authorized;
      36,587,000 and 15,219,000
      shares issued and outstanding
      at December 31, 1997 and 1996,
      respectively...................        367         23
Additional paid-in capital...........     10,044      2,223
Retained earnings....................      1,006        368
                                       ---------  ---------
     Total stockholders' equity......     11,417      2,614
                                       ---------  ---------
     Total liabilities and
     stockholders' equity............  $  27,784  $   7,800
                                       =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                            1997           1996
                                       --------------  ------------
Revenues
     Oil and gas sales...............  $        6,367  $      1,461
     Operator and management fees....             683           724
     Interest and other..............              73           220
                                       --------------  ------------
          Total revenues.............           7,123         2,405
                                       --------------  ------------
Costs and Expenses
     Lease operating.................           2,809           545
     Workover........................             294           128
     Production taxes................             321            78
     General and administrative......           1,056           816
     Depreciation, depletion and
      amortization...................           1,249           182
     Interest........................             368            98
                                       --------------  ------------
     Total expenses..................           6,097         1,847
                                       --------------  ------------
     Income before income taxes......           1,026           558
     Provision for income taxes
          Current....................        --                 (38)
          Deferred...................            (388)         (152)
                                       --------------  ------------
     Total provision for income
      taxes..........................            (388)         (190)
                                       --------------  ------------
Net income...........................  $          638  $        368
                                       ==============  ============
Basic net income per share...........  $          .04  $        .08
                                       ==============  ============
Basic weighted average shares........      17,975,930     4,718,492
                                       ==============  ============
Diluted net income per share.........  $          .03  $        .08
                                       ==============  ============
Diluted weighted average shares......      19,392,259     4,732,579
                                       ==============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                            CLASS A             CLASS B         ADDITIONAL
                                          COMMON STOCK        COMMON STOCK       PAID-IN      RETAINED
                                        SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL      EARNINGS      TOTAL
                                        ------    ------    ------    ------    ----------    ---------    -------
Balance at December 31, 1995.........        7    $   1       --      $--        $    149      $ --        $   150
Issuance of shares...................   15,212      151       --       --           1,549        --          1,700
Issuance of warrants.................     --       --         --       --             396        --            396
Net income...........................     --       --         --       --          --              368         368
                                        ------    ------    ------    ------    ----------    ---------    -------
Balance at December 31, 1996.........   15,219    $ 152       --      $--        $  2,094      $   368     $ 2,614
Issuance of shares...................    8,047       80      2,246       22         4,813        --          4,915
Issuance of warrants.................     --       --         --       --             119        --            119
Conversion of Class B common stock to
  Class A common stock...............    2,246       22     (2,246)     (22 )      --            --          --
Issuance of Texoil, Inc. shares to
  effect the business combination....   11,075      112       --       --           3,019        --          3,131
Net income...........................     --       --         --       --          --              638         638
                                        ------    ------    ------    ------    ----------    ---------    -------
Balance at December 31, 1997.........   36,587    $ 366       --      $--        $ 10,045      $ 1,006     $11,417
                                        ======    ======    ======    ======    ==========    =========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                          1997       1996
                                       ----------  ---------
Cash flows from operating activities:
Net income...........................  $      638  $     368
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Depreciation, depletion and
      amortization...................       1,249        182
     Deferred income taxes...........         388        152
     Accounts receivable.............      (1,120)    (1,792)
     Accounts receivable -- related
     party...........................         126       (186)
     Other assets....................        (499)       (29)
     Accounts payable and accrued
     liabilities.....................       1,725        901
     Accounts payable -- related
     party...........................        (192)       192
     Revenue royalties payable.......         326      1,312
                                       ----------  ---------
          Net cash provided by
             operating activities....       2,641      1,100
                                       ----------  ---------
Cash flows from investing activities:
     Additions to oil and gas
     properties......................      (7,619)    (5,132)
     Other equipment additions.......        (243)      (181)
                                       ----------  ---------
          Net cash used in investing
        activities...................      (7,862)    (5,313)
                                       ----------  ---------
Cash flows from financing activities:
     Proceeds from issuance of common
     stock...........................       2,614      1,871
     Proceeds from long-term debt and
     other...........................      19,200      2,629
     Repayments of long-term debt....     (12,821)    --
                                       ----------  ---------
          Net cash provided by
             financing activities....       8,993      4,500
                                       ----------  ---------
     Net increase in cash and cash
      equivalents....................       3,772        287
     Cash and cash
      equivalents -- beginning of
      period.........................         287     --
                                       ----------  ---------
     Cash and cash equivalents -- end
      of year........................  $    4,059  $     287
                                       ==========  =========
Supplemental disclosure of cash flow
information:
     Cash paid during year for:
          Interest...................  $      404  $      76
                                       ==========  =========
          Income taxes...............  $       28  $       3
                                       ==========  =========
     Oil and gas properties purchased
      by issuance of Class A common
      stock..........................  $    2,300  $  --
                                       ==========  =========
     Texoil net assets purchased by
      conversion of Class A common
      stock..........................  $    3,131  $  --
                                       ==========  =========
     Conversion of Texoil Convertible
      debt into Texoil common
      stock..........................  $    5,100  $  --
                                       ==========  =========
     Oil and gas properties purchased
     by issuance of warrants.........  $      119  $     375
                                       ==========  =========
     Warrants issued for stock
      issuance services provided.....  $       70  $  --
                                       ==========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

  BUSINESS COMBINATION

     On December 31, 1997, pursuant to the terms of a definitive plan of merger ("Merger Agreement" or "Merger") and a new financing arrangement, Texoil, Inc. ("Texoil" or the "Company") a Nevada corporation, formed a wholly owned subsidiary, Texoil Acquisition, Inc. , which acquired all of the outstanding common shares of Cliffwood Oil & Gas Corp. ("Cliffwood"), a Texas corporation. Immediately before the Merger, Cliffwood had approximately 3,785,000 shares of common stock outstanding. Texoil issued 6.74 previously authorized but unissued common shares for each outstanding share of Cliffwood stock, for a total issuance of approximately 25,512,000 shares. As a result, Cliffwood became a wholly owned subsidiary of Texoil. Throughout the accompanying consolidated financial statements all Cliffwood historical shares of common stock, stock options and stock warrants have been retroactively restated to reflect this 6.74 to 1 exchange ratio.

     As a result of the Merger, the former stockholders of Cliffwood acquired, as of December 31, 1997, 70% of Texoil outstanding common stock and thus voting control, while the existing stockholders of Texoil own approximately 11,075,000 shares, or 30% of such common stock. Accordingly, for financial reporting purposes, the Merger is accounted for as a reverse acquisition of Texoil by Cliffwood. Because the former Cliffwood stockholders control 70% of the outstanding common stock of Texoil, Cliffwood is treated as the accounting acquiror, while Texoil is the legal acquiror.

     The acquired Texoil assets ("Texoil Net Assets") are recorded at fair value using the purchase method of accounting, as required by generally accepted accounting principles. Such assets consisted of cash, oil and gas properties, certain mineral leases, options and 3-D seismic data with an estimated fair value of approximately $3,131,000. Management believes the recorded basis of the Texoil Net Assets included in the Consolidated Financial Statements is appropriate because (1) the fair value of underlying net assets acquired can be readily determined, with reasonable precision, using valuation procedures common in the oil and gas industry, (2) there is limited trading activity in Company shares, (3) common stock issued to effect the business combination and recapitalization substantially exceeds the trading volume of shares in the marketplace and the number of shares outstanding prior to the business combination, (4) shares issued are restricted in their marketability, (5) limitations on capitalized costs exist for proved oil and gas properties pursuant to regulations of the Securities and Exchange Commission, and (6) costs allocated to unproved properties should not exceed their fair value. See note 2 for unaudited proforma financial information related to the Merger.

  BASIS OF PRESENTATION

     ORGANIZATION: Texoil is engaged in the acquisition, development and production of, and exploration for, crude oil, natural gas and related products primarily in Texas and Louisiana. The accompanying consolidated financial statements include the historical accounts of Cliffwood and its wholly-owned subsidiaries, Cliffwood Energy Company ("CEC"), Cliffwood Production Co.
(CPC), and Cliffwood Exploration Co. ("CEXCO"), as of and for the years ended December 31, 1997 and 1996. A predecessor company to Cliffwood was incorporated in 1993 and was solely owned by the president of Cliffwood. No significant operations commenced until February 1996, with the acquisition of CEC and, effective May 1, 1996, the predecessor entity was recapitalized and changed its name to Cliffwood Oil and Gas Corp. The Cliffwood wholly-owned subsidiaries are all collectively referred to herein as "Texoil" or "The Company", unless otherwise specified. All events described or referred to as prior to December 31, 1997 relate to Cliffwood, as the accounting acquiror.

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     BALANCE SHEETS: The acquired Texoil Net Assets are included at fair value in the accompanying December 31, 1997 consolidated balance sheet as of the effective date of the Merger (December 31, 1997). All other consolidated financial statement amounts represent the historical consolidated balance sheet of Cliffwood. The only change to the historical 1996 Cliffwood consolidated balance sheet is to retroactively restate the common stock outstanding to reflect the exchange ratio reflected in the Merger Agreement.

     STATEMENTS OF INCOME: The 1997 and 1996 consolidated statements of income are the historical consolidated statements of income for Cliffwood. Earnings per share has been retroactively restated to reflect the exchange ratio reflected in the Merger Agreement. As the Merger was effective as of December 31, 1997, there is no net income or net loss related to the acquired Texoil Net Assets included in the accompanying consolidated statements of income. There is not a consolidated statement of income presented for periods prior to 1996, as Cliffwood, the surviving reporting entity, did not have significant operations prior to 1996.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. The Company accounts for its investment in an associated oil and gas partnership (See Note 10) using the proportionate consolidation method, whereby the Company's proportionate share of the partnership's assets, liabilities, revenues and expenses is included in the appropriate classifications in the accompanying consolidated financial statements.

  PRIOR YEAR RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current presentation.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of demand deposits and funds invested in highly liquid instruments with an original maturity of three months or less.

  OIL AND NATURAL GAS PROPERTIES

     The Company follows the full-cost method of accounting whereby all costs associated with property acquisition, exploration and development activities are capitalized. Included in capitalized costs for 1997 are $340,000 of payroll and related costs of technical personnel which are directly attributable to the Company's oil and gas acquisition, exploration and development activities. The amount of similar costs capitalized in 1996 was not significant. Costs associated with evaluated properties or projects are amortized using the units-of-production method based on petroleum engineers' estimates of unrecovered proved oil and natural gas reserves. The costs of unevaluated properties are excluded from amortization until the properties are fully evaluated. Interest is capitalized on oil and natural gas properties which are not subject to amortization and are in the process of being evaluated. Included in capitalized costs for 1997 are interest costs of $70,000; none were capitalized in 1996. Proceeds from the sale of properties are accounted for as reductions to capitalized costs unless such sales result in a significant change in the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized.

     Impairment of capitalized costs of oil and gas properties is assessed for each cost center, determined on a country-by-country basis. The Company's only active cost center since inception has been the United States of America. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the discounted future net revenues of estimated proved oil and gas reserves plus the lower of cost or fair value of unevaluated

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

properties, net of income tax effects, such excess is charged to operations as an impairment of oil and gas properties. No such write-downs were required during 1997 or 1996.

  OFFICE AND OTHER PROPERTY

     Acquisitions, renewals, and improvements of office and other property are capitalized; maintenance and repairs are expensed. Depreciation deductions are calculated using the straight-line method over the assets' estimated useful lives of five years.

  NET INCOME PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", effective for interim and annual reporting periods ending after December 15, 1997. This statement replaces primary net income per common share with a newly defined basic net income per common share and modifies the computation of diluted net income per common share. The Company adopted this statement effective for the fiscal year ending December 31, 1997. All prior period net income per common share amounts have been restated.

     Basic net income per common share is computed based on the weighted average shares of common stock outstanding. Net income per share computations to reconcile basic and diluted net income for the years 1997 and 1996 consist of the following (in thousands except share and per share data):

                                            YEAR ENDED DECEMBER 31,
                                          ----------------------------
                                               1997           1996
                                          --------------  ------------
Net Income..............................  $          638  $        368
Basic weighted average shares...........      17,975,930     4,718,492
Effect of dilutive securities(1):
     Warrants...........................       1,084,810        14,087
     Options............................         133,883       --
     Awards.............................         181,980       --
     Convertible notes..................          15,656       --
Diluted weighted average shares.........      19,392,259     4,732,579
Per common share net income:
     Basic..............................  $          .04  $        .08
     Diluted............................  $          .03  $        .08

------------

(1) A weighted average year-to-date number of warrants to purchase 231,372 shares of common stock was outstanding during 1997, which were not included in the computation of diluted per common share net income because the warrants' exercise prices were greater than the average market price of the common shares.

  STOCK-BASED COMPENSATION

     The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Reference is made to Note 3, "Stock Options, Performance Awards and Stock Warrants," for a summary of the pro forma effects of SFAS No. 123, "Accounting for Stock Based Compensation" on the Company's results of operations for 1997.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, accounts receivable and payable and revenue royalties payable are estimated to approximate their fair values due to the short maturities of these instruments. All of the Company's long-term debt obligations bear interest at floating market rates, so carrying amounts and fair values are approximately the same.

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  INCOME TAXES

     The Company provides for income taxes using the asset and liability method, under which a deferred income tax liability or asset is recognized by applying the enacted statutory rates to differences between the financial reporting basis and the tax basis of assets and liabilities. The effect on deferred income taxes of a change in tax laws or tax rates is recognized during the period of enactment.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Oil and gas reserve estimates, which are the basis for units-of-production depletion and limitations on capitalized costs, are inherently imprecise and are expected to change as future information becomes available.

  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires the reporting of comprehensive income which includes net income plus all other non-owner changes in equity during the period. This statement is required to be adopted for fiscal years beginning after December 15, 1997. The Company intends to adopt this statement during its fiscal year ending December 31, 1998. The Company does not believe the adoption of this statement will have a material effect on its consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement requires the reporting of expanded information of a company's operating segments. It also expands the definition of what constitutes an entity's operating segments. This statement is required to be adopted for fiscal years beginning after December 15, 1997. The Company intends to adopt this statement during its fiscal year ending December 31, 1998. The Company does not believe the adoption of this statement will have a material effect on its consolidated financial statements.

NOTE 2:  UNAUDITED PRO FORMA FINANCIAL INFORMATION

     Selected results of operations on a pro forma basis giving effect to the Merger, as if it took place on January 1, 1997, are as follows (in thousands, except per share data):

                                        FOR THE YEAR ENDED
                                         DECEMBER 31, 1997
                                        -------------------
Revenues.............................         $ 8,410
                                             ========
Net income...........................         $   807
                                             ========
Basic income per share...............         $  0.02
                                             ========
Basic weighted average shares
  outstanding........................          36,526
                                             ========
Diluted income per share.............         $  0.02
                                             ========
Diluted weighted average shares
  outstanding........................          40,772
                                             ========

     Adjustments to the historical results to estimate the above pro forma results of operations for the year ended December 31, 1997 include adjustments to 1) reduce general and administrative expenses for the effects of actual personnel reductions implemented subsequent to the Merger, 2) recalculate depreciation, depletion and amortization based on the combined reserves and production of Texoil and Cliffwood and to

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

eliminate the historical provision for impairment of oil and gas properties recorded in 1997 by Texoil, 3) adjust interest expense related to debt issued in connection with the Merger, 4) eliminate interest expense on convertible debt which was converted as a result of the Merger, 5) eliminate preferred dividends on securities converted to common stock as a condition of the Merger (no preferred stock dividends by Texoil were declared subsequent to June 30, 1996) and 6) recalculate the provision for income taxes.

     The unaudited proforma amounts do not purport to be indicative of the results of operations that would have been reported had the reverse acquisition occurred as of January 1, 1997 or that may be reported in the future.

NOTE 3:  CREDIT AGREEMENT

     In September 1996, the Company entered into a revolving credit agreement (Credit Agreement) with a bank to finance property acquisitions and for temporary working capital requirements. The Credit Agreement, as amended, provides up to $25,000,000 in available borrowings, limited by a borrowing base (as defined in the Credit Agreement) which was $10,000,000 and $3,750,000 at December 31, 1997 and 1996, respectively. As of December 31, 1997 and 1996, borrowings outstanding under the Credit Agreement were $50,000 and $2,600,000, respectively. The borrowing base is redetermined annually (or more frequently at the option of the Company) and is reduced over a five-year period on a straight-line basis.

     The Credit Agreement provides for an annual facility fee of 1/4% of the initial borrowing base and on any increases thereto, and it also provides for monthly interest payments at the lender's prime rate plus 1/2%. The average interest rate paid to the lender was 9% in 1997 and 1996. The Company has granted first mortgages, assignments of production, security agreements and other encumbrances on its oil and gas properties to the lender, as collateral, pursuant to the Credit Agreement.

     Under the terms of the Credit Agreement, up to $500,000 is available under the borrowing base for the issuance of letters of credit. At December 31, 1997, $124,955 was reserved for the issuance of letters of credit. No amounts were reserved for the issuance of letters of credit at December 31, 1996.

     The Credit Agreement contains covenants which, among other things, restrict the payment of dividends on any security, limit the amount of consolidated debt, limit the Company's ability to make certain loans and investments, and require that the Company remain in compliance with certain covenants of the Credit Agreement.

     Estimated maturities of long-term debt, assuming the present borrowing base is unchanged, as of December 31, 1997, are $-0- in 1998 through 2001, and $50,000 in 2002.

NOTE 4:  CONVERTIBLE SUBORDINATED NOTES

     On December 31, 1997, the Company entered into a Note Purchase Agreement (the "RIMCO Agreement") with four limited partnerships of which RIMCO is the controlling general partner (the "RIMCO Lenders"). Under the RIMCO Agreement, the RIMCO Lenders agreed to provide $10,000,000 in financing and Texoil issued 7.875% Convertible Subordinated General Obligation Notes in the principal amount of $10,000,000 (the "Convertible Notes") which will mature December 31, 1999 ("Maturity Date"), subject to extension pursuant to the terms of the RIMCO Agreement. Interest is payable on the first day of each month beginning February 1, 1998. All outstanding principal, plus all accrued and unpaid interest are due and payable on the Maturity Date or upon a "Change of Control" as defined in the RIMCO Agreement.

     At any time prior to the Maturity Date, indebtedness outstanding under the Convertible Notes is convertible by the holders, in whole or in part, into Texoil common stock at an initial per share conversion price equal to $1.75, subject to anti-dilution adjustments. Texoil can convert all of the outstanding indebtedness under the Convertible Notes if the average closing price per share during a period of 20

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

consecutive trading days equals or exceeds 130% of the conversion. If, on December 31, 1999, cash availability, as defined in the RIMCO Agreement of Texoil and its subsidiaries, is less than the principal and accrued and unpaid interest outstanding under the Convertible Notes, the RIMCO Lenders can be required to convert the outstanding principal and accrued and unpaid interest into Texoil common stock, if the relationship between the average price and the conversion price satisfies certain conditions set out in the RIMCO Agreement. The Convertible Notes have been included on an "as if converted" basis within the diluted net income per common share calculation, as these notes may be converted at any time at the option of the holder.

     The indebtedness under the RIMCO Agreement is subject to the terms of the subordination agreement among the RIMCO Lenders, Comerica Bank -- Texas, N.A. (as agent for itself and certain other lenders), Texoil, Inc., Cliffwood Oil & Gas Corp., Cliffwood Energy Company, and Cliffwood Production Company under which indebtedness under the RIMCO Agreement is subordinated in right of payment and the RIMCO Lenders are subject to restrictions on their right to exercise remedies under the RIMCO Agreement. The subordination provisions do not affect the ability to convert indebtedness under the RIMCO Agreement into Common Stock of Texoil. The Company granted the holders of the Convertible Notes certain registration rights in respect of shares of Texoil Common stock issuable upon conversion of debt under the Convertible Notes.

NOTE 5:  STOCK OPTIONS, PERFORMANCE AWARDS AND STOCK WARRANTS

     Pursuant to the terms and conditions of the Merger Agreement, the Company assumed obligations associated with Cliffwood's 1997 Stock Option Plan and for outstanding warrants to purchase Common Stock, based on the same exchange ratio (6.74 for 1) as Texoil shares issued for Cliffwood shares. Accordingly, the disclosures set forth below for Cliffwood options and warrants are converted to post-merger amounts outstanding.

  STOCK OPTIONS AND PERFORMANCE AWARDS

     During 1997, Cliffwood adopted an Incentive Stock Option Plan and a Non-employee Director Stock Option Plan. On August 12, 1997, pursuant to these plans, the Cliffwood Board granted to certain employees and non-employee directors of Cliffwood options for 2,884,720 and 842,500 shares of Common Stock, respectively. On December 8, 1997, the Cliffwood Board granted to an employee of Cliffwood options for 67,400 shares of Class A Common Stock. All options granted during 1997 have an exercise price of $.52 and vest over a three-year period beginning January 1, 1997. In addition, pursuant to the Incentive Stock Option Plan, in August of 1997, the Cliffwood Board granted to certain employees of Cliffwood, 178,610 performance awards for Class A Common Stock. Each award vests over a three-year period beginning January 1, 1997. There were no employee stock options granted or outstanding during 1996.

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following summarizes information with regard to the stock option plans for the year ended December 31, 1997 (shares in thousands):

                                                  1997
                                           ------------------
                                                     WEIGHTED
                                                     AVERAGE
                                                     EXERCISE
                                           SHARES     PRICE
                                           ------    --------
Outstanding at beginning of year
     Granted............................    3,977       .50
     Exercised..........................     --        --
     Forfeited..........................     --        --
                                           ------       ---
Outstanding at end of year..............    3,977       .50
                                           ======       ===
Options exercisable at end of year......    1,328       .50

     The following table summarizes information for the options outstanding at December 31, 1997 (shares in thousands):

                                                    OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                           --------------------------------------   ----------------------
                                            NUMBER OF      WEIGHTED      WEIGHTED    NUMBER OF    WEIGHTED
                                             OPTIONS        AVERAGE      AVERAGE      OPTIONS     AVERAGE
                                           OUTSTANDING    CONTRACTUAL    EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES                   AT 12/31/97   LIFE IN YEARS    PRICE     AT 12/31/97    PRICE
----------------------------------------   -----------   -------------   --------   -----------   --------
$0.00 - $.52............................      3,977            3            .50        1,328         .50

     The Company applies APB Opinion 25 and related interpretations in accounting for its stock-based compensation plans. APB Opinion 25 generally does not require compensation costs to be recorded on options which have exercise prices at least equal to the fair value of the underlying common stock on the date of grant. The 178,610 performance awards granted are compensatory under APB
25. Therefore, the Company will recognize approximately $93,000 of compensation expense related to these options, $31,000 of which was recognized in 1997. No such performance awards were granted or outstanding during 1996.

     Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the optional accounting method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's $638,000 reported net income would have been reduced to approximately $522,000 and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                           1997
                                                         ---------
Net income..............................   As reported   $     638
                                           Pro forma           522
Basic earnings per share................   As reported   $     .04
                                           Pro forma           .03
Diluted earnings per share..............   As reported   $     .03
                                           Pro forma           .03

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997: risk-free interest rates ranging from 5.9% to 6.1%; dividend yield of 0%; 0% stock price volatility due to the non-public status of the Company during 1997; and an expected option life of three years. The weighted-average fair value of options granted during 1997 was $.54 per option, for options granted at fair market value.

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  STOCK WARRANTS

     In connection with the formation of Cliffwood Acquisition 1996 Limited Partnership ("CALP 96" or the "Partnership"; see Note 7), and concurrent with the joint acquisition of certain oil and gas properties, on September 27, 1996 the Company issued warrants to certain limited partners of CALP 96 for the purchase of 2,022,000 shares of Cliffwood Common Stock, at an exercise price of $.19 per share. The fair value of the warrants was estimated by management to be $396,000, based on a valuation of partnership reversionary interests and further corroborated by a valuation of the Company's common stock, immediately before and after the subject transaction, with each such valuation calculated by management using common industry methodologies. This warrant value is reflected as an addition to proved oil and natural gas properties and additional paid-in capital in the accompanying consolidated financial statements.

     Cliffwood issued warrants to purchase common stock in connection with certain financing activities and purchases of assets consummated in 1997. The table set forth below lists such warrants, the exercise prices and the dates of issuance. All warrants issued and outstanding expire five years after the date of issuance.

                                                      EXERCISE        DATE OF       FMV AT DATE
                                         WARRANTS      PRICE         ISSUANCE        OF GRANT
                                       ------------   --------    ---------------   -----------
First Union Capital Markets, Inc. ...     1,128,950     $.63       June 1, 1997        .0623
Lincoln National Life Insurance
  Co. ...............................     1,760,825     $.63      August 4, 1997       .0534
V & C Energy Limited Partnership.....       337,000     $.67      August 5, 1997       .0534
Belleview Capital Corp. .............        92,675     $.63      August 4, 1997       .0534

     The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997: risk-free interest rates ranging from 6.1% to 6.5%; dividend yield of 0%; 0% stock price volatility due to the non-public status of the Company during 1997; and an expected warrant life of five years. The weighted-average fair value of warrants granted during 1997 was $3.62 per option, for warrants granted at fair market value. Such values are reflected as an addition to evaluated oil and natural gas properties and additional paid-in capital in the accompanying consolidated financial statements.

     No stock options, performance awards or warrants were exercised during 1997 or 1996.

NOTE 6:  STOCKHOLDERS' EQUITY

     Under the terms of the Merger Agreement, Texoil issued 6.74 shares of common stock, par value $.01 per share ("Common Stock") for every share of issued and outstanding Cliffwood Class A common stock and Class B common stock, resulting in the issuance of approximately 25,512,000 shares of Texoil Common Stock, or approximately 70% of the shares of Texoil Common Stock currently outstanding. In addition, Texoil issued replacement warrants and options to holders of Cliffwood warrants and options representing obligations to issue, upon exercise of such replacement warrants or options, up to 9,203,470 shares of Texoil Common Stock.

     The "Issuance of Texoil, Inc. shares to effect the business combination" caption included in the accompanying consolidated statement of stockholders' equity represents the common shares issued to the existing stockholders of Texoil. The fair value of the net assets acquired from such former stockholders was approximately $3,131,000.

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7:  INCOME TAXES

     The following table shows the components of the Company's income tax provision (in thousands):

                                        AS OF DECEMBER 31
                                       --------------------
                                         1997       1996
                                       ---------  ---------
Current:
     Federal.........................  $  --      $  --
     State...........................     --             38
                                       ---------  ---------
                                          --             38
                                       ---------  ---------
Deferred:
     Federal.........................        358        152
     State...........................         30     --
                                       ---------  ---------
                                       $     388  $     190
                                       =========  =========

     A reconciliation of taxes computed at the corporate federal income tax rate to the reported income tax provision is as follows (in thousands):

                                        AS OF DECEMBER 31
                                       --------------------
                                         1997       1996
                                       ---------  ---------
Statutory federal income tax
provision............................  $     358  $     190
State income tax provision...........         30     --
                                       ---------  ---------
Income taxes as reported.............  $     388  $     190
                                       =========  =========

     The following table shows the components of the Company's net deferred tax liability (in thousands):

                                        AS OF DECEMBER 31
                                       --------------------
                                         1997       1996
                                       ---------  ---------
Deferred tax liabilities:
     Tax over book depreciation......  $     215  $      95
     Oil and gas property costs
       expensed, but capitalized for
       financial statements..........        100         57
                                       ---------  ---------
          Deferred tax liability.....        315        152
                                       ---------  ---------
Deferred tax asset:
     Net operating loss
     carryforward....................      4,052     --
     Credit carryforwards............         52     --
     Statutory depletion
     carryforwards...................        813     --
     Valuation allowance.............     (4,817)    --
                                       ---------  ---------
          Deferred tax asset.........        100     --
                                       ---------  ---------
     Net deferred tax liability......  $     215  $     152
                                       =========  =========

     Approximately $325,000 of deferred tax assets has reduced the net deferred tax liabilities and the allocable value of the oil and gas properties acquired from Texoil in the Merger.

     Prior to the Merger Agreement, Texoil had approximately $11,918,000 of tax net operating loss ("NOL") carryforwards at December 31, 1997, which begin to expire in 2000. Additionally, approximately $2,394,000 in depletion carryforwards and $52,000 of investment tax credit ("ITC") carryforwards remain at December 31, 1997. Section 382 of the Internal Revenue Code of 1986, as amended, limits the availability of the NOL and ITC carryforwards if there is a change of ownership of more than 50% of the Company within a retroactive three year period. Due to the Merger Agreement and change in ownership,

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the Company will be limited in its future utilization of the NOL and ITC carryforwards to an amount equal to the product of the federal long-term tax-exempt bond rate prescribed by the Internal Revenue Service and the fair market value of the Company immediately prior to the time of the ownership change. Therefore, the Company has recorded a valuation allowance against its deferred tax assets to reflect the estimated portion for which realization is uncertain.

NOTE 8:  CONCENTRATIONS OF CREDIT RISK

     Credit risk represents the accounting loss which the Company would record if its customers failed to perform pursuant to the contractual terms. The Company's two largest customers consist of large multinational companies. In addition, the Company transacts business with independent oil producers, crude oil trading companies and a variety of other entities. The Company's credit policy and the relatively short duration of receivables mitigate the risk of uncollected receivables.

     Accounts receivable for oil and natural gas sales from five and four customers amounted to 58% and 58% of the outstanding balance at December 31, 1997 and 1996, respectively. Sales to three and four customers accounted for 50% and 63% of oil and natural gas revenues for 1997 and 1996, respectively. No other purchaser of the Company's products accounted for as much as 10% of total sales during 1997 or 1996.

NOTE 9:  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     Minimum commitments in connection with Texoil office leases are $122,540 in 1998 and 1999, and $91,905 in 2000. Texoil has an option to terminate the lease in October 1998, by paying a penalty of $33,403. Minimum future lease commitments in connection with office space and equipment leased by Cliffwood are: $69,432 in 1998, $69,432 in 1999, $5,786 in 2000, and zero thereafter.
Rental payments made under the terms of agreements totaled $61,945 and $22,035 in 1997 and 1996, respectively. The Company intends to sub-lease the Texoil office space. The Company has entered into various commitments and operating agreements related to substantially all of its oil and natural gas properties. It is management's belief that such commitments will be met without a significant adverse impact on the Company's financial position or results of operations.

CONTINGENCIES

     No legal proceedings are pending against the Company and the Company is unaware of any potential claims or lawsuits involving environmental, operating or corporate matters which are expected to have a material effect on the Company's financial position or results of operations.

NOTE 10:  RELATED-PARTY TRANSACTIONS

  INVESTMENT IN PARTNERSHIP

     In September 1996, in connection with the acquisition of certain properties, CEC became the General Partner of CALP 96. The Partnership is a limited partnership formed to acquire interests in oil and gas properties. Generally, CEC funds ten percent (10%) of the Partnership's capital requirements and may earn up to seventy percent (70%) of Partnership cash flows, predicated upon achieving the recovery of invested funds and a specified rate of return for the limited partners. In accordance with certain agreements, the Company must offer the Partnership 25% of future acquisitions sponsored by the Company, up to the Partnership capital limit of $10.0 million. The Company uses the proportionate consolidation method of accounting to account for this investment. At December 31, 1997 and 1996, this investment balance was $537,756 and $354,308, respectively and is included in evaluated property, plant and equipment.

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company, through Cliffwood Production Co., operates properties for CALP
96. Accordingly, amounts reflected in the accompanying financial statements as accounts receivable or accounts payable, to or from related parties, represent amounts associated with well operations for such entities.

  MANAGEMENT

     The Company entered into certain transactions with management, including Frank A. Lodzinski, President, and Jerry M. Crews, Executive Vice President. A summary of related-party transactions is as follows:

          Energy Resource Associates, Inc. ("ERA"), a Texas corporation, is solely owned and controlled by Mr. Lodzinski. ERA is also the General Partner of the V & C Energy Limited Partnership ("V&C") which has participated with Cliffwood in several of its acquisitions, at cost. In September 1997, V & C sold certain oil & gas properties to the Company for $2.5 million in cash, 100,000 shares of Cliffwood stock and 50,000 warrants to purchase Cliffwood common stock at a price of $4.50 per share.

          In 1996, Mr. Lodzinski was paid a cash fee of $40,250 upon closing of certain acquisitions for the Company.

          In 1996, the Company had an agreement with Mr. Crews that he would earn a certain amount of Company common stock shares based on his agreement to provide services without compensation for a period of about six months. Mr. Crews also earned a fee of $57,250 based on his success in generating and closing acquisitions. In addition, he was issued 55,000 common shares for his contribution of cash and certain equipment to the Company.

          In 1996, Mr. Selber was paid a cash fee in the amount of $23,800, as a commission for referral of the New Diana Field (Upshur County, Texas). The fee was negotiated with Mr. Selber prior to his employment with the Company.

  INVESTMENT IN JOINT VENTURE

     The Company maintains a majority interest in Cliffwood-Blue Moon Joint Venture, Inc. (CBJV). The objective of the Joint Venture is to generate and lease exploratory, exploitation and development prospects, using fully integrated 3-D seismic data along with well control, engineering and other data, thereby reducing drilling risk. Of these prospects, the Company generally intends to retain a 12 1/2-25% interest in all prospects and sell the rest to industry or other partners.

  RESOURCE INVESTORS MANAGEMENT COMPANY (RIMCO)

     Gary J. Milavec, Vice President of RIMCO, is a member of the Company's Board of Directors. In connection with the merger, RIMCO provided $10,000,000 of financing to the Company as described in Note 3 to these financial statements.

                                  TEXOIL, INC.
                      SUPPLEMENTARY OIL & GAS INFORMATION
               COSTS INCURRED IN OIL & GAS PROPERTY ACQUISITION,
                     EXPLORATION AND DEVELOPMENT ACTIVITIES
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                                  (UNAUDITED)

                                         1997       1996
                                       ---------  ---------
                                             (000'S)
Acquisition of properties:
     Evaluated.......................  $   9,608  $   5,507
     Unevaluated.....................      4,618     --
Exploration costs....................     --         --
Development costs....................        906     --
                                       ---------  ---------
     Total costs incurred............  $  15,132  $   5,507
                                       =========  =========

          CAPITALIZED COSTS RELATING TO OIL & GAS PRODUCING ACTIVITIES
                           DECEMBER 31, 1997 AND 1996
                                  (UNAUDITED)

                                         1997       1996
                                       ---------  ---------
                                             (000'S)
Evaluated properties.................  $  16,021  $   5,507
Unevaluated properties...............      4,618     --
                                       ---------  ---------
                                          20,639      5,507
Less: Accumulated depreciation,
  depletion and Amortization.........      1,292        164
                                       ---------  ---------
     Net capitalized costs...........  $  19,347  $   5,343
                                       =========  =========

     The projects represented by unevaluated properties and associated costs were undergoing exploration or development activities or are projects in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or an impairment is determined. The Company believes this determination will occur in 24 to 36 months.

     The amortization per physical unit of production (barrel of oil equivalent) was $3.35 and $2.30 for 1997 and 1996, respectively.

              See accompanying notes to supplementary information.

                                  TEXOIL, INC.
                      SUPPLEMENTARY OIL & GAS INFORMATION
                          RESERVE QUANTITY INFORMATION
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                                  (UNAUDITED)

                                             1997                1996
                                        ---------------    ----------------
                                         OIL      GAS        OIL       GAS
                                        MBBL      MMCF      MBBL      MMCF
                                        -----    ------    -------    -----
Proved reserves:
  Beginning of year..................   1,684     4,622      --        --
     Acquisitions....................   2,798     7,538      1,731    4,815
     Extensions, discoveries and
       improved recovery.............     136       302      --        --
     Revisions of previous
       estimates.....................     340      (133)     --        --
     Production......................    (255)     (707)       (47)    (193)
                                        -----    ------    -------    -----
  End of year........................   4,703    11,622      1,684    4,622
                                        =====    ======    =======    =====
Proved developed reserves
  End of year........................   4,138     7,294      1,684    4,622
                                        =====    ======    =======    =====

                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE
              NET CASH FLOW RELATING TO PROVED OIL & GAS RESERVES
                           DECEMBER 31, 1997 AND 1996
                                  (UNAUDITED)

                                          1997       1996
                                       ----------  ---------
                                             ($000'S)
Future cash inflows..................  $  105,530  $  56,038
Future production and development
costs
     Production costs and taxes......      53,940     27,420
     Development and abandonment.....       5,338        208
Future income tax expenses...........      10,909      7,963
                                       ----------  ---------
Future net cash flows................      35,343     20,447
Discount at 10% per annum............      14,823      7,688
                                       ----------  ---------
Standardized measure of discounted
  future net cash flow...............  $   20,520  $  12,759
                                       ==========  =========
     Standardized measure before
      income taxes...................  $   27,116  $  17,743
                                       ==========  =========

              See accompanying notes to supplementary information.

                                  TEXOIL, INC.

                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                  NET CASH FLOWS AND CHANGES THEREIN RELATING
                         TO PROVED OIL AND GAS RESERVES
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                                  (UNAUDITED)

     The following are the principal sources of change in the standardized measure of discounted future net cash flows during 1997 and 1996:

                                          YEAR ENDED DECEMBER
                                                  31,
                                          --------------------
                                            1997       1996
                                          ---------  ---------
                                                 ($000)
Standardized measure of discounted
  future net cash flows, beginning
  of year...............................  $  12,759  $  --
Purchases of reserves...................     14,828     13,469
Extensions, discoveries and improved
  recovery, net of costs................      1,095     --
Revisions of previous quantity
  estimates.............................      2,575     --
Net changes in prices and production
  costs.................................     (7,228)    --
Changes in estimated future development
  costs.................................       (228)    --
Development costs incurred during period
  that reduced future
  development costs.....................        208     --
Sales of oil and gas produced during
  period, net of production costs.......     (2,874)      (710)
Net change in income taxes..............     (1,613)    --
Accretion of discount...................      1,774     --
Other (changes in production rates,
  timing and other).....................       (776)    --
                                          ---------  ---------
Standardized measure of discounted
  future net cash flows, end of year....  $  20,520  $  12,759
                                          =========  =========

              See accompanying notes to supplementary information.

                                  TEXOIL, INC.
                  NOTES TO SUPPLEMENTARY OIL & GAS INFORMATION
                                  (UNAUDITED)

1.  PRESENTATION OF RESERVE DISCLOSURE INFORMATION

     Reserve disclosure information is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69 ("SFAS 69"), Disclosures About Oil and Gas Producing Activities.

2.  DETERMINATION OF PROVED RESERVES

     The estimate of the Company's proved reserves was determined by an independent petroleum engineer in accordance with the provisions of SFAS 69 and applicable rules of the Securities and Exchange Commission. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development and other factors. Estimated future cash flows were computed by applying prices of oil and gas received by the Company at the end of the indicated periods to estimated future production of proved reserves, less estimated future development and production costs, which were estimated based on current costs.

3. STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of SFAS 69. Future cash inflows are computed as described in Note 2 above by applying current prices to year-end quantities of proved reserves. Future production and development costs are computed estimating the expenditures to be incurred in developing and producing the oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.

     Future income tax expenses are calculated by applying the year-end U.S. tax rate to future pre-tax cash inflows relating to proved oil and gas reserves, less the tax basis (including any applicable net operating loss carryforwards) of oil and gas properties involved. Future income tax expenses give effect to permanent differences and tax credits and allowances relating to the proved oil and gas reserves.

     Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation does not necessarily represent an estimate of fair value or the present value of such cash flows since future prices and costs can vary substantially from year-end and the use of a 10% discount figure is arbitrary.