Form 10QSB
period 1998-03-31
TEXOIL INC /NV/
filed 1998-05-13
CIK 748856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                        Commission file number: 0-12633

                                  TEXOIL, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                     NEVADA                      88-0177083
         (STATE OR OTHER JURISDICTION  OF       (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)

                           110 CYPRESS STATION DRIVE
                                   SUITE 220
                              HOUSTON, TEXAS 77090
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,707,618 shares of common stock, $.01 par value, issued and outstanding at May 8, 1998.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

================================================================================

                                  TEXOIL, INC.
                               TABLE OF CONTENTS

                                        PAGE
                                        ----

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheet as of
      March 31, 1998.................     3

     Consolidated Statements of
      Income for the three months ended
      March 31, 1998 and 1997........     4

     Consolidated Statements of Cash
      Flows for the three months ended
      March 31, 1998 and 1997........     5

     Notes to Consolidated Financial
      Statements.....................     6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     MANAGEMENT'S DISCUSSION AND
      ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF
      OPERATIONS.....................    11

PART II.  OTHER INFORMATION..........    15

                                  TEXOIL, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                           MARCH 31,
                                             1998
                                           ---------
Assets:
Current Assets:
     Cash and cash equivalents..........    $ 1,373
     Accounts receivable and other......      2,225
     Notes receivable...................        120
     Other current assets...............         82
                                           ---------
          Total current assets..........      3,800
Property, plant and equipment, at cost:
     Oil and natural gas properties
      (full-cost method)
          Evaluated properties..........     17,851
          Unevaluated properties........      5,084
Office and other equipment..............        445
                                           ---------
                                             23,380
Less -- accumulated depletion,
  depreciation and amortization.........     (1,788)
                                           ---------
Net property, plant and equipment.......     21,592
                                           ---------
Other assets............................        684
                                           ---------
          Total assets..................    $26,076
                                           =========
Liabilities and Stockholders' Equity:
Current liabilities:
     Accounts payable and accrued
      liabilities.......................    $ 2,943
     Revenue royalties payable..........      1,200
                                           ---------
          Total current liabilities.....      4,143
                                           ---------
Long-term debt..........................     10,057
                                           ---------
Deferred income taxes...................        307
                                           ---------
Stockholders' equity:
     Series A preferred stock -- $.01
      par value with liquidation
      preference of $100 per share,
      10,000,000 shares authorized, none
      issued and outstanding............      --
     Common stock -- $.01 par value;
      50,000,000 shares authorized;
      36,707,618 shares issued and
      outstanding.......................        367
Additional paid-in capital..............     10,044
Retained earnings.......................      1,158
                                           ---------
     Total stockholders' equity.........     11,569
                                           ---------
     Total liabilities and stockholders'
      equity............................    $26,076
                                           =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                         1998       1997
                                       ---------  ---------
Revenues:
     Oil and gas sales...............  $   1,866  $   1,282
     Operator and management fees....        255        160
     Interest and other..............         57         27
                                       ---------  ---------
          Total revenues.............      2,178      1,469
                                       ---------  ---------
Costs and Expenses:
     Lease operating.................        770        477
     Workover........................         81        141
     Production taxes................        103         70
     General and administrative......        437        250
     Depletion, depreciation and
      amortization...................        434        154
     Interest........................        109         65
                                       ---------  ---------
          Total expenses.............      1,934      1,157
                                       ---------  ---------
Income before income taxes...........        244        312
Provision for income taxes...........
     Current.........................     --            (35)
     Deferred........................        (92)       (71)
                                       ---------  ---------
          Total provision for income
            taxes....................        (92)      (106)
                                       ---------  ---------
Net income...........................  $     152  $     206
                                       =========  =========
Basic net income per share...........  $  --      $     .01
                                       =========  =========
Basic weighted average shares........     36,587     16,663
                                       =========  =========
Diluted net income per share.........  $  --      $     .01
                                       =========  =========
Diluted weighted average shares......     42,374     17,514
                                       =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                            1998       1997
                                          ---------  ---------
Cash flows from operating activities:
Net income..............................  $     152  $     206
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
     Depletion, depreciation and
      amortization......................        434        154
     Deferred income taxes..............         92         71
     Accounts receivable................      1,219        509
     Accounts receivable -- related
      party.............................         60        186
     Notes receivable...................       (120)    --
     Other assets.......................       (239)         3
     Accounts payable and accrued
      liabilities.......................     (1,264)        66
     Accounts payable -- related
      party.............................     --           (192)
     Revenue royalties payable..........       (687)       (53)
                                          ---------  ---------
          Net cash provided by (used in)
            operating activities........       (353)       950
                                          ---------  ---------
Cash flows from investing activities:
     Additions to oil and gas
      properties........................     (2,309)      (963)
     Other equipment additions..........        (23)       (11)
                                          ---------  ---------
          Net cash used in investing
            activities..................     (2,332)      (974)
                                          ---------  ---------
Cash flows from financing activities:
     Proceeds from issuance of common
      stock.............................     --         --
     Proceeds from long-term debt and
      other.............................     --            382
     Repayments of long-term debt.......         (1)    --
                                          ---------  ---------
          Net cash provided by (used in)
            financing activities........         (1)       382
                                          ---------  ---------
Net increase in cash and cash
  equivalents...........................     (2,686)       358
Cash and cash equivalents -- beginning
  of period.............................      4,059        287
                                          ---------  ---------
Cash and cash equivalents -- end of
  period................................  $   1,373  $     645
                                          =========  =========
Supplemental disclosure of cash flow
  information:
     Cash paid during the period for:
          Interest......................  $     136  $      62
                                          =========  =========
          Income taxes..................  $  --      $      25
                                          =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  ORGANIZATION AND ACCOUNTING POLICIES

ORGANIZATION

     BUSINESS COMBINATION

     On December 31, 1997, pursuant to the terms of a definitive plan of merger ("Merger Agreement" or "Merger") and a financing arrangement, Texoil, Inc. ("Texoil" or the "Company"), a Nevada corporation, formed a wholly-owned subsidiary, Texoil Acquisition, Inc., which acquired all of the outstanding common shares of Cliffwood Oil & Gas Corp. ("Cliffwood"), a Texas corporation. Immediately before the Merger, Cliffwood had approximately 3,785,000 shares of common stock outstanding. Texoil issued 6.74 previously authorized but unissued common shares for each outstanding share of Cliffwood stock, for a total issuance of approximately 25,512,000 shares. As a result, Cliffwood became a wholly-owned subsidiary of Texoil. As a result of the Merger, fifty-three former stockholders of Cliffwood acquired 70% (and voting control) of Texoil outstanding common stock. The existing stockholders of Texoil retained approximately 11,075,000 shares, or 30% of such common stock. Accordingly, for financial reporting purposes, the Merger has been accounted for as a reverse acquisition of Texoil by Cliffwood.

     Texoil assets ("Texoil Net Assets"), existing on December 31, 1997, have been recorded at fair value using the purchase method of accounting, as required by generally accepted accounting principles. Such assets consisted of cash, oil and gas properties, certain mineral leases, options and 3-D seismic data with an estimated fair value of approximately $3,131,000. Management believes the recorded basis of the Texoil Net Assets is appropriate because (1) the fair value of underlying net assets acquired can be readily determined, with reasonable precision, using valuation procedures common in the oil and gas industry, (2) there has been limited trading activity in Company shares, (3) common stock issued to effect the business combination and recapitalization substantially exceeds the trading volume of shares in the marketplace and the number of shares outstanding prior to the business combination, (4) shares issued are restricted in their marketability, (5) limitations on capitalized costs exist for proved oil and gas properties pursuant to regulations of the Securities and Exchange Commission, and (6) costs allocated to unproved properties should not exceed their fair value.

     PRO FORMA RESULTS OF OPERATIONS

     Selected results of operations for the three months ended March 31, 1997, on a pro forma basis giving effect to the Merger, as if it took place on January 1, 1997, are as follows (in thousands, except per share data):

Revenues.............................  $   1,744
                                       =========
Net Income...........................  $     228
                                       =========
Basic income per share...............  $     .01
                                       =========
Basic weighted average shares
outstanding..........................     27,738
                                       =========
Diluted income per share.............  $     .01
                                       =========
Diluted weighted average shares
  outstanding........................     29,456
                                       =========

     Adjustments to the historical results to estimate the pro forma results of operations for the three months ended March 31, 1997, include adjustments to (1) reduce general and administrative expenses for the effects of actual personnel reductions implemented subsequent to the Merger, (2) recalculate depletion, depreciation and amortization based on the combined reserves and production of Texoil and Cliffwood and to eliminate the historical provision for impairment of oil and gas properties recorded in 1997 by Texoil,

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(3) adjust interest expense related to debt issued in connection with the Merger, (4) eliminate preferred dividends on securities converted to common stock as a condition of the merger (no preferred stock dividends by Texoil were declared subsequent to June 30, 1996) and (5) recalculate the provision for income taxes. The unaudited pro forma amounts do not purport to be indicative of the results of operations which would have been reported had the reverse acquisition occurred as of January 1, 1997, or that may be reported in the future.

     ORGANIZATION AND BASIS OF PRESENTATION

     Texoil is engaged in the acquisition, development and production of, and exploration for, crude oil, natural gas and related products primarily in Texas and Louisiana. The accompanying consolidated financial statements include the historical accounts of Cliffwood and its wholly-owned subsidiaries, Cliffwood Energy Company ("CEC"), Cliffwood Production Co. ("CPC"), and Cliffwood Exploration Co. ("CEXCO"), for the periods ended March 31, 1998 and 1997. A predecessor company to Cliffwood was incorporated in 1993 and was solely owned by the President of Cliffwood. No significant operations commenced until February 1996, with the acquisition of CEC; and effective May 1, 1996, the predecessor entity was recapitalized and changed its name to Cliffwood Oil & Gas Corp. The Cliffwood wholly-owned subsidiaries are all collectively referred to herein as "Texoil" or "The Company", unless otherwise specified. All events described or referred to as prior to December 31, 1997, relate to Cliffwood, as the accounting acquiror.

     The financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 1997, filed with the SEC.

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

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Basic net income per common share is computed based on the weighted average shares of common stock outstanding. Net income per share computations to reconcile basic and diluted net income for the quarters ended March 31, 1998 and 1997 consist of the following:

                                          QUARTER ENDED MARCH 31,
                                       ------------------------------
                                            1998            1997
                                       --------------  --------------
Net Income...........................  $      152,000  $      206,000
Basic weighted average shares........      36,587,000      16,662,553
Effect of dilutive securities(1):
     Warrants........................       3,207,662         851,861
     Options.........................       2,397,018        --
     Awards..........................         181,980        --
     Convertible notes...............        --              --
Diluted weighted average shares......      42,373,620      17,514,414
Per common share net income:
     Basic...........................  $     --        $          .01
     Diluted.........................  $     --        $          .01

------------

(1) A weighted average year-to-date number of warrants to purchase 231,372 shares of common stock was outstanding during 1997, which were not included in the computation of diluted per common share net income because the warrants' exercise prices were greater than the average market price of the common shares.

NOTE 2:  NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for interim periods beginning after December 15, 1997. For the quarters ended March 31, 1998, and 1997, there is no difference between the Company's "traditional" and "comprehensive" net income.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in annual financial statements and requires that selected information be reported about the operating segments in interim financial reports issued to the shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The Company has concluded that it does not meet the criteria which require business segment reporting.

NOTE 3:  CREDIT AGREEMENT

     In September 1996, the Company entered into a revolving credit agreement (Credit Agreement) with a bank to finance property acquisitions and for temporary working capital requirements. The Credit Agreement, as amended, provides up to $25,000,000 in available borrowings, limited by a borrowing base (as defined in the Credit Agreement) which was $9,500,000 at March 31, 1998. As of March 31, 1998, borrowings outstanding under the Credit Agreement were $50,000. The borrowing base is redetermined annually (or more frequently at the option of the Company) and is reduced over a five-year period on a straight-line basis. The Credit Agreement provides for an annual facility fee of 1/4% of the initial borrowing base and on any increases thereto, and it also provides for monthly interest payments at the lender's prime

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

rate plus 1/2%. The average interest rate paid to the lender was 9.0% for the three months ended March 31, 1998. The Company has granted first mortgages, assignments of production, security agreements and other encumbrances on its oil and gas properties to the lender, as collateral, pursuant to the Credit Agreement. Under the terms of the Credit Agreement, up to $500,000 is available under the borrowing base for the issuance of letters of credit. At March 31, 1998, $124,955 was reserved for the issuance of letters of credit. The Credit Agreement contains covenants which, among other things, restrict the payment of dividends on any security, limit the amount of consolidated debt, limit the Company's ability to make certain loans and investments, and require that the Company remain in compliance with certain covenants of the Credit Agreement.

NOTE 4:  CONVERTIBLE SUBORDINATED NOTES

     On December 31, 1997, the Company entered into a Note Purchase Agreement (the "RIMCO Agreement") with four limited partnerships of which RIMCO is the controlling general partner (the "RIMCO Lenders"). Under the RIMCO Agreement, the RIMCO Lenders agreed to provide financing and Texoil issued 7.875% Convertible Subordinated General Obligation Notes in the principal amount of $10,000,000 (the "Convertible Notes") which will mature December 31, 1999, ("Maturity Date") subject to extension pursuant to the terms of the RIMCO Agreement. Interest is payable on the first day of each month beginning February, 1998. All outstanding principal plus all accrued and unpaid interest are due and payable on the Maturity Date or upon a "Change of Control" as defined in the RIMCO Agreement.

     At any time prior to the Maturity Date, indebtedness outstanding under the Convertible Notes is convertible by the holders, in whole or in part, into Texoil Common Stock at an initial per share conversion price equal to $1.75, subject to antidilution adjustments. Texoil may convert all of the outstanding indebtedness under the Convertible Notes if the average closing price per share during a period of 20 consecutive trading days equals or exceeds 130% of the conversion price. If, on December 31, 1999, cash availability, as defined in the RIMCO Agreement, of Texoil and its subsidiaries, is less than the principal and accrued and unpaid interest outstanding under the Convertible Notes, the RIMCO Lenders can be required to convert the outstanding principal and accrued and unpaid interest into Texoil Common Stock, if the relationship between the average price and the conversion price satisfies certain conditions set forth in the RIMCO Agreement. The Convertible Notes have not been included in the diluted net income per common share calculation, as their effect is antidilutive.

     The indebtedness under the RIMCO Agreement is subject to the terms of the subordination agreement among the RIMCO Lenders, Comerica Bank - Texas, N. A. (as agent for itself and another lender), Texoil, Inc., Cliffwood Oil & Gas Corp., Cliffwood Energy Company, and Cliffwood Production Company under which indebtedness under the RIMCO Agreement is subordinated in right of payment. Furthermore, the RIMCO Lenders are subject to certain restrictions on their right to exercise remedies under the RIMCO Agreement. The subordination provisions do not affect the ability to convert indebtedness under the RIMCO Agreement into common stock of Texoil. The Company granted the holders of the Convertible Notes certain registration rights in respect of shares of Texoil Common Stock issuable upon conversion of debt under the Convertible Notes.

NOTE 5:  SUBSEQUENT EVENTS

     On May 4, 1998, Texoil, Inc. ("The Company"), through its wholly-owned subsidiary Cliffwood Oil & Gas Corp. ("Cliffwood"), acquired all of the oil and gas assets of the Cliffwood Acquisition -- 1996 Limited Partnership (the "Partnership"), an affiliated limited partnership. Cliffwood is the general partner of the Partnership, and prior to the transaction, owned 10% of the Partnership. The purchase price was $4,430,000 cash and 898,000 shares of the Registrant's common stock to be issued. The properties included working interests in seven producing fields located in Texas. A wholly-owned subsidiary of the Company is the operator of all the acquired properties. The Company financed the cash portion of the acquisition with

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

its pre-existing credit facility with a bank. Proved developed reserves associated with the acquisition have been estimated, by an independent petroleum engineering firm, to be 1,260,700 Bbls of oil and 1,962,100 Mcf of gas, net to Cliffwood. Additional secondary recovery operations and certain development and exploratory opportunities may result in additional proved reserves.

     Concurrent with the acquisition of properties, the Company and Cliffwood entered into certain agreements with EnCap Equity 1996 Limited Partnership and Energy Capital Investments Company PLC (both referred to as "Limited
Partners"), which amended and restated various terms of the Partnership Agreement, including but not limited to, (1) rename the Partnership the CLIFFWOOD ACQUISITION -- 1998 LIMITED PARTNERSHIP, (2) increase available Partnership capital to $15.0 million, (3) increase Cliffwood's initial General Partner ownership to 15%, (4) commit 30% of the Company's future acquisitions to the Partnership (subject to Partnership capital limitations), (5) allow the Partnership to participate in exploratory and/or development drilling activities and (6) modify various terms related to operating and development expenditures. Pursuant to the terms of the Partnership Agreement, the General Partner's share of Partnership profits and ownership increases significantly predicated upon a return of capital, with a specified rate of return to Limited Partners. The increased capital to the Partnership is expected to have an indirect benefit to the Company because the Partnership intends to invest with the Company.

     In addition, Limited Partners surrendered warrants to purchase 2,022,000 shares of common stock in exchange for 1,647,225 shares of common stock to be issued. The Partnership and its limited Partners received certain registration rights in connection with the stock to be issued in this transaction.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related notes thereto, included elsewhere in this 10-QSB.

MERGER

     As discussed in the Notes to the Consolidated Financial Statements included in this quarterly report, the Company underwent a substantial change in ownership, management, assets and business strategy, all effective December 31, 1997. These significant changes occurred as a result of the acquisition of Cliffwood (via Merger) and certain related transactions, pursuant to a definitive Plan and Agreement of Merger. For financial reporting purposes, the Merger is accounted for as a reverse acquisition of Texoil by Cliffwood. The historical Consolidated Financial Statements are those of Cliffwood, and management's discussion and analysis of financial condition and results of operations presented herein relate to Cliffwood. Both reflect the acquisition of Texoil net assets (existing immediately prior to the Merger) at fair value, using purchase accounting, on December 31, 1997, as required by generally accepted accounting principles.

GENERAL

     The Company uses the full-cost method of accounting for its investment in oil and gas properties. Under the full-cost method, all costs of acquisition, exploration and development of oil and gas reserves are capitalized separately for each cost center (generally defined as a country). Capitalized balances are referred to as the "Full-Cost Pool" and may further be classified as evaluated or unevaluated. Evaluated costs are those where proved reserves have been determined or where the property has been impaired or abandoned. Such costs are subject to depletion, depreciation and amortization expense (DD&A). Unevaluated costs are not subject to DD&A and generally require additional geological, geophysical and/or engineering evaluation prior to management's decision to drill, develop or abandon such properties. When such properties are fully evaluated, capitalized balances will be included in the calculation of DD&A. Depletion expense is calculated using the units of production method based on the ratio of current production to total proved recoverable oil and natural gas reserves. Under the full-cost method, to the extent that capitalized costs (net of DD&A) exceed the discounted future net revenues of estimated proved oil and natural gas reserves on an after-tax basis, such excess costs are charged to operations as additional DD&A.

     Included in capitalized costs subject to amortization for the first quarter of 1998 are $116,000 of payroll and related costs of technical personnel which are directly attributable to the Company's oil and gas acquisition, exploration and development activities. The amount of similar costs capitalized for the first quarter of 1997 was not significant. The Company capitalizes interest attributable to oil and natural gas properties which are not subject to amortization and are in the process of being evaluated. Included in unevaluated capitalized costs for the first quarter of 1998 are interest costs of $94,700; no such costs were capitalized for the first quarter of 1997.

     At March 31, 1998, the Company's estimated discounted future net revenues from estimated proved reserves on an after-tax basis exceed net evaluated capitalized costs by approximately $2,000,000. Net capitalized costs could exceed discounted future net revenues in future periods due to downward revisions to estimates of proved reserve quantities, declines in oil and gas prices, increases in operating costs, unsuccessful exploration and development activities or other factors which cannot be reasonably predicted by the Company. Once incurred, a writedown of oil and gas properties cannot be reversed at a later date even if estimated reserve quantities or oil and gas prices subsequently increase.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31,
1997

     The Company recorded net income of $152,000 and $206,000 in three months ended March 31, 1998 and 1997, respectively. The $54,000 decrease in the Company's comparative net income resulted primarily from the following factors:

                                        NET AMOUNT CONTRIBUTING
                                        TO INCREASE (DECREASE)
                                             IN NET INCOME
                                        -----------------------
                                                (000'S)
Oil and gas production income
  (revenues less lease operating
  expenses and production taxes).....           $   318
Depletion, depreciation and
  amortization expense ("DD&A")....                (280)
General and administration
  expenses -- net....................              (187)
Interest expense.....................               (44)
Other income -- net..................               125
Provision for income taxes...........                14
                                                -------
                                                $   (54)
                                                =======

     The $318,000 increase in net oil and gas production income is primarily attributable to the increase in production volumes resulting from the acquisition and development of producing properties. Oil and gas sales increased by $584,000 resulting from increases in production volumes reduced by a significant decrease in average oil prices in 1998 compared to 1997. The average oil price decreased to $13.93 for the first quarter of 1998, down $7.23 or 35% from the first quarter of 1997, while the average gas price was down $.54 or 21%, comparing the same periods. On an energy equivalent basis, the Company's production is approximately 74% oil and 26% natural gas. Thus, the larger percentage decrease in oil prices had a significant adverse impact on revenues. The increase in net revenues of 46% was offset by directly related increases in lease operating and workover expenses and production taxes. These combined expenses increased $266,000 or 39% over the prior year. Management believes that certain of the increased expenses are non-recurring, and resulted from re-engineering activities on acquired properties designed to lower on-going operating expenses, such as revamping facilities, certain chemical programs and workovers.

     The $280,000 increase in DD&A expenses is primarily due to the increase of oil and gas production volumes, reserves and capitalized balances subject to DD&A resulting from the acquisition and development of producing properties. Gross capitalized costs included in the Full-Cost Pool and subject to DD&A were $17,851,000 and $5,662,000 at March 31, 1998 and 1997, respectively. In addition, estimated future development costs associated with proved undeveloped reserves in the amount of $5,429,000 and $261,000 at March 31, 1998 and 1997, respectively, were included in the DD&A calculations.

     The $187,000 increase in net general and administrative expenses is comprised primarily of increases in management and administrative staffing associated with the Company's growth. The Company is the operator of the majority of its properties and, accordingly, must attract and retain competent technical and administrative personnel to fulfill its contractual obligations. Although the operator is allowed certain "overhead reimbursements" pursuant to the terms of applicable operating agreements (reflected as "operator and management fees" in the Consolidated Statements of Income), such reimbursements do not necessarily recover the full amount of Company expenditures.

     Interest expense increased by $44,000 primarily due to the increased long-term debt used to finance acquisitions.

     Other income increased $125,000 in 1998 principally due to increased administrative overhead reimbursements on operated properties, engineering consulting fees and interest income.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the Merger, Texoil suffered recurring operating losses and had working capital deficits that caused doubt about its ability to meet future expenditure obligations necessary to fully evaluate and develop its oil and gas prospects and to continue as a going concern. The Merger generally brought incremental cash flow to the Company along with a new management team experienced in capital formation and oil and gas activities. Some of the conditions to closing the Merger were the closing of a financing arrangement with RIMCO whereby the Company issued $10.0 million of subordinated convertible notes and the conversion to common equity of approximately $5.1 million of pre-existing convertible notes and $2.3 million of Texoil Convertible Series A Preferred Stock.

     The Company expects to finance its future growth, resulting from its acquisition, development and exploration activities, through cash flow from operating activities, its bank credit facility, sale of non-strategic assets, and through the additional issuance of common stock. In addition, the Company intends to finance drilling activities through the sale of participations to industry partners on a promoted basis, whereby the Company will earn working interests in reserves and production greater than its proportionate capital cost.

     RIMCO FINANCING

     On December 31, 1997, Texoil entered into the RIMCO Agreement which provided $10,000,000 in new financing. Accordingly, Texoil issued 7.875% Convertible Subordinated General Obligation Notes in the principal amount of $10,000,000 to the RIMCO Lenders ("Convertible Notes"), which will mature December 31, 1999, or upon a change in control, subject to certain extensions pursuant to the terms of the RIMCO Agreement. At any time prior to the maturity date, outstanding indebtedness is convertible by the holders, in whole or in part, into Texoil Common Stock at an initial per share conversion price equal to $1.75, subject to antidilution adjustments. Texoil may convert all of the outstanding indebtedness under the Convertible Notes into Texoil Common Stock if the average closing price per share during a period of 20 consecutive trading days equals or exceeds 130% of the conversion price.

     If on December 31, 1999, cash availability of the Company and its subsidiaries, as defined in the RIMCO Agreement, is less than the principal and accrued and unpaid interest outstanding under the Convertible Notes, the RIMCO Lenders can be required to convert the outstanding principal and accrued and unpaid interest into Texoil Common Stock, if the relationship between the average price and the conversion price satisfies certain conditions set out in the RIMCO Agreement. The Company granted the holders of the Convertible Notes certain registration rights in respect of shares of Texoil Common Stock issuable upon conversion of debt under the Convertible Notes.

     The indebtedness under the RIMCO Agreement is subject to the terms of a subordination agreement among the RIMCO Lenders, Comerica Bank - Texas, N. A. (as agent for itself and another lender), Cliffwood Oil & Gas Corp., Cliffwood Energy Company, and Cliffwood Production Co., whereby indebtedness under the RIMCO Agreement is subordinated in right of payment and the RIMCO Lenders are subject to restrictions on their right to exercise remedies under the RIMCO Agreement. The subordination provisions do not affect the ability to convert indebtedness under the RIMCO Agreement into Common Stock of Texoil.

     CREDIT FACILITY

     At March 31, 1998, the Company had available borrowing capacity of $9,450,000, in accordance with a revolving credit agreement ("Credit Agreement"), with a bank which can be used to finance property acquisitions and temporary working capital requirements. On May 4, 1998, the Company drew $5.0 million on the facility to finance the acquisition of oil and gas properties (see Note 5, "Subsequent Events" in Notes to Consolidated Financial
Statements). The borrowing base is redetermined annually, or more often, at the request of the Company. The Company believes that acquisitions and production increases which have occurred since the last redetermination, will result in a higher borrowing base. Upon redetermination, the Company estimates the borrowing base will exceed $14.0 million resulting in approximately $9.0 million of additional borrowing availability.

     CASH FLOW FROM OPERATING ACTIVITIES

     The Company's net cash flow used in operating activities was $353,000, down $1,303,000, from $950,000 provided by operating activities for the period March 31, 1997. This decrease is directly attributable to the reduction in oil and gas prices and the use of cash to reduce current liabilities.

     CAPITAL EXPENDITURES

     The Company's net oil & gas capital expenditures totaled approximately $2,296,000 in the three months ended March 31, 1998. A summary of 1998 capital expenditures is as follows:

                                           CAPITAL
                                        EXPENDITURES
                                        -------------
                                          ($000'S)
Evaluated properties.................      $ 1,830
Unevaluated properties...............          466
                                        -------------
                                           $ 2,296
                                        =============

     The capital expenditures for the three months ended March 31, 1998, were financed principally with the proceeds of the RIMCO financing, obtained on December 31, 1997. Capital expenditures for the remainder of 1998 cannot be estimated with precision as many expenditures are discretionary and can be delayed; however, the Company expects to incur approximately $2,600,000 of development expenditures associated with proved properties owned as of December 31, 1997. In addition, the Company expects to incur additional capital expenditures during 1998 to complete the interpretation of 3-D seismic data in its Raceland, Greens Lake and Laurel Grove prospects, to maintain and acquire additional leases and to drill wells on the prospects. Together these capital costs are estimated to total approximately $2,250,000 in 1998. The Company also expects to make capital expenditures in 1998 in connection with its Joint Venture with Bechtel Exploration Company. Commitments include geological, geophysical and drilling costs for an estimated eight (8) drillable prospects. The Company estimates net capital expenditures of $2,400,000 for a 12 1/2-20% retained interest in each of the prospects. The Company may reduce these costs through the sale of interests to third parties; and, alternatively, pending incremental cash flows or financing, the Company may retain additional interests or elect to drill additional prospects.

     The Company cannot predict with any accuracy the level of capital expenditures it may incur in connection with purchasing producing properties. However, management has set a goal of acquiring at least $10.0 million of proved producing properties in 1998. Toward that goal, as more fully discussed in the Notes to Consolidated Financial Statements included herein, on May 4, 1998, the Company acquired all of the oil & gas assets of an affiliated limited Partnership ("Partnership"), for $4,430,000 and 898,000 shares of common stock to be issued.

     The Company believes that it will have sufficient capital available from its credit facility and cash flows from operating activities to fund its 1998 capital obligations. In connection with the acquisition of Partnership properties, the Company amended and restated the Partnership Agreement to increase available Partnership capital to $15.0 million for acquisition and development activities. The Company has a Partnership interest equal to 15%. Capital available from the Partnership, with capital available directly to the Company, results in a greater ability to compete for acquisitions. In addition, the Company believes that funds available from traditional sources of equity, debt, and project finance will further expand its ability to pursue strategic corporate and property acquisitions.

     CHANGING PRICES

     Texoil's revenues and the carrying value of its oil and natural gas properties are affected by changes in oil and gas prices. Oil prices have been significantly reduced during the first quarter of 1998, with a resulting reduction in net revenues. Moreover, Texoil's ability to obtain additional capital on attractive terms may also depend upon oil and natural gas prices. Should prices continue to fall, additional capital may be more difficult to obtain. Currently, the downward trend has stabilized, and the Company has maintained positive net revenues, notwithstanding its leverage and cost structure. The Company believes prices will remain lower, but stable. Oil and natural gas prices are subject to substantial seasonal, political and other fluctuations which are beyond the ability of Texoil to control or accurately predict.

FORWARD-LOOKING INFORMATION

     This quarterly report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding the Company's business strategy, plans, objectives and beliefs of management for future operations are forward-looking statements. Although the Company believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are discussed elsewhere in this report. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisioned by such forward-looking statements.

                          PART II.  OTHER INFORMATION

Item 1 -- Legal Proceedings -- No material change from legal proceedings reported in Registrant's Form 10-KSB for the fiscal year ended December 31, 1997.

Item 2 -- Change in Securities -- None

Item 3 -- Defaults Upon Senior Securities -- None

Item 4 -- Submission of Matters to a Vote of Security Holders -- None

Item 5 -- Other Information -- None

Item 6 -- Exhibits and Reports on Form 8-K

          (a)  Exhibits -- None

          (b)  Reports on Form 8-K

               On March 16, 1998, the Company filed a report on Form 8-K/A1 including Item 7, (Consolidated Financial Statements of Cliffwood Oil & Gas Corp., and related Pro Forma Consolidated Financial Statements) relating to the report on Form 8-K reporting the Merger with Cliffwood Oil & Gas Corp., filed on January 9, 1998.

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          TEXOIL, INC.

Date:  May 13, 1998                    By: /s/FRANK A. LODZINSKI
                                              FRANK A. LODZINSKI
                                              PRESIDENT AND CEO