Form 10QSB
period 1998-06-30
TEXOIL INC /NV/
filed 1998-08-12
CIK 748856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

YES   [X]    NO  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,285,094 shares of common stock, $.01 par value, issued and outstanding at August 7, 1998.

Transitional Small Business Disclosure Format (check one):
YES  [ ]         NO   [X]

                                  TEXOIL, INC.
                                TABLE OF CONTENTS

                                                                                                                                PAGE
PART I.              FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

              CONSOLIDATED FINANCIAL STATEMENTS:
              Consolidated Balance Sheet as of June 30, 1998 (unaudited)....................................................       3
              Consolidated Statements of Operations
                     for the three and six months ended June 30, 1998  and 1997 (unaudited).................................       4
              Consolidated Statements of Cash Flows
                     for the six months ended June 30, 1998  and 1997 (unaudited)...........................................       5
              Notes to Consolidated Financial Statements (unaudited)........................................................       6

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS....................................................................      10

PART II.             OTHER INFORMATION......................................................................................      19

                                  TEXOIL, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        June 30,
                                                                                          1998
                                                                                        --------
Assets:
Current Assets:
              Cash and cash equivalents .............................................   $    496
              Accounts receivable and other .........................................      1,776
              Notes receivable ......................................................        120
              Other current assets ..................................................         82
                                                                                        --------
                     Total current assets ...........................................      2,474
Property, plant and equipment, at cost:
              Oil and natural gas properties (full-cost method):
                     Evaluated properties ...........................................     25,549
                     Unevaluated properties .........................................      3,831
Office and other equipment ..........................................................        579
                                                                                        --------
                                                                                          29,959
Less - accumulated depletion, depreciation and amortization .........................     (3,474)
                                                                                        --------
Net property, plant and equipment ...................................................     26,485
                                                                                        --------
Other assets ........................................................................        669
                                                                                        --------
                     Total assets ...................................................   $ 29,628
                                                                                        ========

Liabilities and Stockholders' Equity:
Current liabilities:
              Accounts payable and accrued liabilities ..............................   $  2,258
              Revenue and royalties payable .........................................        858
                                                                                        --------
                     Total current liabilities ......................................      3,116
                                                                                        --------
Long-term debt ......................................................................     15,055
                                                                                        --------

Stockholders' equity:
              Series A preferred stock - $.01 par value with liquidation preference of $100 per share, 10,000,000 shares authorized,
                     none issued and outstanding -                                            --
              Common stock - $.01 par value; 60,000,000 shares authorized; 39,285,094
                     shares issued and outstanding ..................................        393
Additional paid-in capital ..........................................................     10,782
Retained earnings ...................................................................        282
                                                                                        --------
              Total stockholders' equity ............................................     11,457
                                                                                        --------
              Total liabilities and stockholders' equity ............................   $ 29,628
                                                                                        ========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                  TEXOIL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                THREE MONTHS                      SIX MONTHS
                                                                ENDED JUNE 30,                   ENDED JUNE 30,
                                                         ----------------------------    ----------------------------
                                                             1998            1997            1998             1997
                                                         ------------    ------------    ------------    ------------
Revenues:
              Oil and gas sales ......................   $      2,366    $      1,322    $      4,232    $      2,604
              Operator and management fees ...........            227             171             481             331
              Interest and other .....................             15              42              73              69
                                                         ------------    ------------    ------------    ------------
                     Total revenues ..................          2,608           1,535           4,786           3,004
                                                         ------------    ------------    ------------    ------------
Costs and Expenses:
              Lease operating ........................          1,372             658           2,142           1,135
              Workover ...............................             29             102             109             243
              Production taxes .......................            123              79             226             149
              General and administrative .............            389             201             827             451
              Depletion, depreciation and amortization            500             194             934             348
              Interest ...............................            170              73             279             138
              Write-down of oil and gas properties ...          1,208            --             1,208            --
                                                         ------------    ------------    ------------    ------------
                     Total expenses ..................          3,791           1,307           5,725           2,464
                                                         ------------    ------------    ------------    ------------
Income (loss) before income taxes ....................         (1,183)            228            (939)            540
Provision for income taxes
              Current ................................           --               (55)           --               (90)
              Deferred ...............................            307             (22)            215             (93)
                                                         ------------    ------------    ------------    ------------
                     Total provision for income taxes             307             (77)            215            (183)
                                                         ------------    ------------    ------------    ------------
Net income (loss) ....................................   $       (876)   $        151    $       (724)   $        357
                                                         ============    ============    ============    ============
Basic net income (loss) per share ....................   $       (.02)   $        .01    $       (.02)   $        .02
                                                         ============    ============    ============    ============
Basic weighted average shares ........................     38,325,911      17,205,125      37,511,087      16,218,514
                                                         ============    ============    ============    ============
Diluted net income (loss) per share ..................   $       (.02)   $        .01    $       (.02)   $        .02
                                                         ============    ============    ============    ============
Diluted weighted average shares ......................     42,568,001      18,411,801      42,418,603      17,286,009
                                                         ============    ============    ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  TEXOIL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        1998      1997
                                                                                      -------    -------
Cash flows from operating activities:
Net income (loss) .................................................................   $  (724)   $   357
Adjustments to reconcile net income (loss) to net cash provided by (used in)
              operating activities:
                     Depletion, depreciation and  amortization ....................       934        348
                     Write-down of oil and gas properties .........................     1,208       --
                     Deferred income taxes ........................................      (215)       183
                     Accounts receivable ..........................................     1,669       (528)
                     Accounts receivable - related party ..........................        60        101
                     Notes receivable .............................................      (120)      --
                     Other assets .................................................      (262)       (72)
                     Accounts payable and accrued liabilities .....................    (1,949)       608
                     Accounts payable - related party .............................      --         (192)
              Revenue royalties payable ...........................................    (1,029)       534
                                                                                      -------    -------
                                Net cash provided by (used in) operating activities      (428)     1,339
                                                                                      -------    -------
Cash flows from investing activities:
                     Additions to oil and gas properties ..........................    (7,977)    (2,372)
                     Other equipment additions ....................................      (156)       (58)
                                                                                      -------    -------
                     Net cash used in investing activities ........................    (8,133)    (2,430)
                                                                                      -------    -------

Cash flows from financing activities:
                     Proceeds from issuance of common stock .......................      --        2,151
              Proceeds from long-term debt and other ..............................     5,000        400
                     Repayments of long-term debt .................................        (2)    (1,019)
                                                                                      -------    -------
                                Net cash provided by financing activities .........     4,998      1,532
                                                                                      -------    -------
Net increase (decrease) in cash and cash equivalents ..............................    (3,563)       441
Cash and cash equivalents - beginning of period ...................................     4,059        287
                                                                                      -------    -------
Cash and cash equivalents - end of period .........................................   $   496    $   728
                                                                                      =======    =======

Supplemental  disclosure of cash flow information: Cash paid during the period for:
                                Interest ..........................................   $   379    $   142
                                                                                      =======    =======
                                Income taxes ......................................   $  --      $    25
                                                                                      =======    =======

              Oil and gas properties purchased by issuance of common stock ........   $   763    $  --
                                                                                      =======    =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  TEXOIL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES:

ORGANIZATION

             BUSINESS COMBINATION

       On December 31, 1997, pursuant to the terms of a definitive plan of merger ("Merger Agreement" or "Merger") and a financing arrangement, Texoil, Inc. ("Texoil" or the "Company"), a Nevada corporation, through a wholly-owned subsidiary, acquired all of the outstanding common shares of Cliffwood Oil & Gas Corp. ("Cliffwood"), a Texas corporation. As a result of the Merger, fifty-three former stockholders of Cliffwood acquired 70% (and voting control) of Texoil outstanding common stock. The existing stockholders of Texoil retained 30% of such common stock. Accordingly, for financial reporting purposes, the Merger has been accounted for as a reverse acquisition of Texoil by Cliffwood. The Texoil assets ("Texoil Net Assets"), existing on December 31, 1997, have been recorded at fair value using the purchase method of accounting, as required by generally accepted accounting principles.

       PRO FORMA RESULTS OF OPERATIONS

       Selected results of operations for the three and six month periods ended June 30, 1997, on a pro forma basis giving effect to the Merger, as if it took place on January 1, 1997, are as follows (in thousands, except per share data):

                                                        JUNE 30, 1997
                                              --------------------------------
                                                   THREE              SIX
                                                   MONTHS            MONTHS
                                              --------------------------------
Revenues ..................................   $            1,791   $     3,535
                                              ==================   ===========
Net Income ................................   $              203   $       431
                                              ==================   ===========
Basic income per share ....................   $              .01   $       .02
                                              ==================   ===========
Basic weighted average shares outstanding .           17,205,125    16,218,514
                                              ==================   ===========
Diluted income per share ..................   $              .01   $       .02
                                              ==================   ===========
Diluted weighted average shares outstanding           19,398,998    17,901,026
                                              ==================   ===========

       Adjustments to the historical results to estimate the pro forma results of operations for the three and six months ended June 30, 1997, include adjustments to (1) reduce general and administrative expenses for the effects of actual personnel reductions implemented subsequent to the Merger, (2) recalculate depletion, depreciation and amortization based on the combined reserves and production of Texoil and Cliffwood and to eliminate the historical write-down of oil and gas properties recorded in 1997 by Texoil, (3) adjust interest expense related to debt issued in connection with the Merger, (4) eliminate preferred dividends on securities converted to common stock as a condition of the merger and (5) recalculate the provision for income taxes.

 The unaudited pro forma amounts do not purport to be indicative of the results of operations which would have been reported had the reverse acquisition occurred as of January 1, 1997, or that may be reported in the future.

       ORGANIZATION AND BASIS OF PRESENTATION

           Texoil is engaged in the acquisition, development and production of, and exploration for, crude oil, natural gas and related products primarily in Texas and Louisiana. The accompanying consolidated financial statements include the historical accounts of Cliffwood and its wholly-owned subsidiaries. The Cliffwood wholly-owned subsidiaries are all collectively referred to herein as "Texoil" or "The Company", unless otherwise specified. Although Texoil was the legal acquiror, all events described or referred to as prior to December 31, 1997, relate to Cliffwood, as the accounting acquiror.

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

       NET INCOME (LOSS) PER COMMON SHARE

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

       Basic net income (loss) per common share is computed based on the weighted average shares of common stock outstanding. Net income (loss) per share computations to reconcile basic and diluted net income (loss) for the three and six month periods ended June 30, 1998 and 1997 consist of the following:

                                              THREE MONTHS                    SIX MONTHS
                                              ENDED JUNE 30,                ENDED JUNE 30,
                                      ---------------------------   ---------------------------
                                          1998           1997           1998           1997
                                      ------------    -----------   ------------    -----------

Net Income (Loss) .................   $       (876)   $       151   $       (724)   $       357
Basic weighted average shares .....     38,325,911     17,205,125     37,511,087     16,218,514
Effect of dilutive securities (1):
       Warrants ...................      2,025,968      1,206,676      2,607,123      1,067,495
       Options ....................      2,216,122           --        2,300,393           --
       Awards .....................           --             --             --             --
       Convertible notes ..........           --             --             --             --
Diluted weighted average shares ...     42,568,001     18,411,801     42,418,603     17,286,009
Per common share net income (loss):
       Basic ......................   $       (.02)   $       .01   $       (.02)   $       .02
       Diluted ....................   $       (.02)   $       .01   $       (.02)   $       .02

(1) A weighted average year-to-date number of warrants and options to purchase shares of common stock were outstanding during the three months and six months ended June 30, 1998, in the amounts of 1,800,000 and 175,000, respectively, which were not included in the computation of diluted per common share net income because the exercise prices were greater than the average market price of the common shares.

NOTE 2:  NEW ACCOUNTING STANDARDS

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The statement requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for interim periods beginning after December 15, 1997. For the quarters ended June 30, 1998 and 1997, there is no difference between the Company's "traditional" and "comprehensive" net income.

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

NOTE 3:  CREDIT AGREEMENT

       In September 1996, the Company entered into a revolving credit agreement (Credit Agreement) with a bank to finance property acquisitions and for temporary working capital requirements. The Credit Agreement, as amended, provides up to $25,000,000 in available borrowings, limited by a borrowing base calculated according to the assets of the Company, (as defined in the Credit Agreement) which was $9,000,000 at June 30, 1998. As of June 30, 1998, borrowings outstanding under the Credit Agreement were $5,050,000. The borrowing base is redetermined annually (or more frequently at the option of the Company) and is reduced over a five-year period on a straight-line basis. The Credit Agreement provides for an annual facility fee of 1/4% of the initial borrowing base and on any increases thereto, and it also provides for monthly interest payments at the lender's prime rate plus 1/2%. The average interest rate paid to the lender was 9.0% for the six months ended June 30, 1998. The Company has granted first mortgages, assignments of production, security agreements and other encumbrances on its oil and gas properties to the lender, as collateral, pursuant to the Credit Agreement. Under the terms of the Credit Agreement, up to $500,000 is available under the borrowing base for the issuance of letters of credit. At June 30, 1998, the Company reserved $124,955 for the issuance of letters of credit. The Credit Agreement contains covenants which, among other things, restrict the payment of dividends on any security, limit the amount of consolidated debt, limit the Company's ability to make certain loans and investments, and require that the Company remain in compliance with certain covenants of the Credit Agreement.

NOTE 4:   WRITE-DOWN OF OIL & GAS PROPERTIES

       As a direct result of the continued decline of oil prices throughout the second quarter of 1998, the Company recorded a write-down of oil and gas properties in the amount of $1,208,000. The write-down reduced net oil and gas properties to the "full-cost ceiling" as required by the rules of the Securities and Exchange Commission ("SEC"). Under the SEC rules, the full-cost ceiling is a limitation on capitalized costs and is calculated as (1) the estimated present value of future net revenues, from proved reserves after operating expenses and capital costs, discounted at 10% per annum, using current oil and gas prices and costs held constant over the life of the properties, (2) the lower of cost or fair market value of unevaluated oil and gas properties, and (3) related tax effects. The average price used to calculate the full-cost ceiling was approximately $12.00 per Bbl of oil and $2.20 per Mcf of natural gas.

       The write-down was the result of several factors including, the impact of the significant reduction in oil and gas prices during the three months ended June 30, 1998, the transfer of certain unevaluated property costs to evaluated properties as a result of technical analysis and current market conditions, both offset by additional quantities of proved reserves recorded as a result of the Company's acquisition program and technical evaluation of its properties. Oil and gas reserve estimates, which are the basis for calculating limitations on capitalized costs are inherently imprecise and are expected to change as future information becomes available.

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

GENERAL

       The Company uses the full-cost method of accounting for its investment in oil and gas properties. Under the full-cost method, all costs of acquisition, exploration and development of oil and gas reserves are capitalized separately for each cost center (generally defined as a country). Capitalized balances are referred to as the "Full-Cost Pool" and may further be classified as evaluated or unevaluated. Evaluated costs are those where proved reserves have been determined or where the property has been impaired or abandoned. Such costs are subject to depletion, depreciation and amortization expense (DD&A). Unevaluated costs are not subject to DD&A and generally require additional geological, geophysical and/or engineering evaluation prior to management's decision to drill, develop or abandon such properties. When such properties are fully evaluated, capitalized costs will be transferred to an evaluated status and included in the calculation of DD&A. Depletion expense is calculated using the units of production method based on the ratio of current production to total proved recoverable oil and natural gas reserves. Under the full-cost method, to the extent that capitalized costs (net of DD&A) exceed the discounted future net revenues of estimated proved oil and natural gas reserves, using current oil and gas prices and costs, held constant over the life of the properties, plus the lower of cost or fair market value of unevaluated properties, both on an after tax basis, such excess costs are charged to operations as additional DD&A.

       Included in capitalized costs subject to amortization for the three and six month periods ended June 30, 1998, are $149,000 and $265,000, respectively, of payroll and related costs of technical personnel which are directly attributable to the Company's oil and gas acquisition, exploration and development activities. The amount of similar costs capitalized for the comparable periods of 1997 was not significant. The Company capitalizes interest attributable to oil and natural gas properties which are not subject to amortization and are in the process of being evaluated. Included in unevaluated capitalized costs for the three and six month periods ended June 30, 1998, are interest costs of $107,000 and $201,000, respectively.
No such costs were capitalized for the first and second quarters of 1997.

       At June 30, 1998, the Company's net evaluated capitalized costs exceed estimated discounted future net revenues from estimated proved reserves on an after-tax basis by approximately $1,208,000, resulting in a write-down of oil and gas assets. The write-down was the net result of the significant decrease in oil prices which has continued in the second quarter of 1998 offset by additional quantities of proved developed and undeveloped reserves recorded as a result of the Company's acquisition and development program and the technical evaluation of unevaluated properties. Net capitalized costs could exceed discounted future net revenues in future periods due to downward revisions to estimates of proved reserve quantities, further declines in oil and gas prices, increases in operating costs, unsuccessful exploration and development activities or other factors which cannot be reasonably predicted by the Company. Once recorded, a write-down of oil and gas properties cannot be reversed at a later date even if prices, estimated reserve quantities or oil and gas prices subsequently increase. Management believes that current reserve estimates, which represent the basis for calculating limitations on capital costs, are reasonable under present operating conditions and circumstances. However, reserve estimates and forecasts are inherently imprecise and, therefore, subject to significant future changes.

RESULTS OF OPERATIONS
THREE  MONTHS ENDED JUNE 30, 1998 COMPARED
TO THREE MONTHS ENDED JUNE 30, 1997

       The Company recorded a net loss of $876,000 and net income of $151,000 for three months ended June 30, 1998 and 1997, respectively. Excluding the write-down of oil and gas properties, net income for the second quarter of 1998 would have been approximately $15,000. The $1,027,000 decrease in the Company's comparative net income resulted primarily from the following factors:

                                                         NET AMOUNT CONTRIBUTING
                                                          TO INCREASE (DECREASE)
                                                                   IN NET INCOME
                                                          ----------------------
                                                                         (000'S)

Oil and gas sales ..........................................     $ 1,044
Lease operating expenses ...................................        (641)
Production taxes ...........................................         (44)
Depletion, depreciation and amortization expense ("DD&A") ..        (306)
Write-down of oil & gas properties .........................      (1,208)
General and administrative expenses - net ..................        (188)
Interest expense - net .....................................         (97)
Other income - net .........................................          29
Provision for income taxes .................................         384
                                                                 -------
                                                                 $(1,027)
                                                                 =======

       The following discussion applies to the changes shown above. Comments applicable to both the comparative three month and six month ended periods are presented only for the comparative six month periods discussed in the following section.

       The $1,044,000, or 79% increase in net oil and gas sales is primarily attributable to the increase in production volumes resulting from the acquisition and development of producing properties. The increase in production volume was offset by a significant decrease in oil prices as shown in the table presented immediately below.

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                     ---------------------------
                                                         1998            1997
                                                     -----------     -----------
Oil Production (Bbls) ..........................         130,540          56,188
                                                     ===========     ===========
Gas Production (Mcf) ...........................         282,900         175,262
                                                     ===========     ===========
Average Price Gas (per Mcf) ....................     $      2.33     $      1.87
                                                     ===========     ===========
Average Price Oil (per Bbl) ....................     $     12.24     $     17.84
                                                     ===========     ===========

       Lease operating expenses and workover costs increased $641,000 or 84% due to the acquisition and development of oil and gas properties since June 30, 1997. The Company has acquired nine additional properties and has further acquired significant additional working interests in properties owned as of June 30, 1997. On a barrel of oil equivalent ("BOE") basis, production volumes increased 108% over the comparable period of the prior year. Accordingly, lease operating expenses have increased as a result of additional production volumes. Production taxes increased by $44,000 or 56%, due to increased production volumes and revenues.

       The $306,000 or 158% , increase in DD&A expenses is primarily due to the increase of oil and gas production volumes, reserves and capitalized balances subject to DD&A resulting from the acquisition and development of producing properties.

       The $188,000 or 94%, increase in net general and administrative expenses results from increases in management and administrative staffing associated with the Company's rapid growth.

       Interest expense increased by $97,000 primarily due to the increased long-term debt used to finance acquisitions and prospects.

       Other income increased $29,000 or 14%, in 1998 principally due to increased administrative overhead reimbursements on operated properties, engineering consulting fees and interest income.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED
TO SIX MONTHS ENDED JUNE 30, 1997

       The Company recorded a net loss of $724,000 and net income of $357,000 for six months ended June 30, 1998 and 1997, respectively. Excluding the write-down of oil and gas properties, net income through the second quarter of 1998 would have been approximately $167,000. The $1,081,000 decrease in the Company's comparative net income resulted primarily from the following factors:

                                                         NET AMOUNT CONTRIBUTING
                                                          TO INCREASE (DECREASE)
                                                                   IN NET INCOME
                                                          ----------------------
                                                                         (000'S)

Oil and gas sales ........................................      $ 1,628
Lease operating and workover costs .......................         (873)
Production taxes .........................................          (77)
Depletion, depreciation and amortization expense ("DD&A")          (586)
Write-down of oil and gas properties .....................       (1,208)
General and administrative expenses - net ................         (376)
Interest expense - net ...................................         (141)
Other income - net .......................................          154
Provision for income taxes ...............................          398
                                                                -------
                                                                $(1,081)
                                                                =======

       The $1,628,000 or 62% increase in net oil and gas sales is primarily attributable to the increase in production volumes resulting from the acquisition and development of producing properties. Production volumes increased significantly for the six months ended June 30, 1998, as compared to 1997, while prices for oil and gas decreased as follows:

                                                     SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------
                                                       1998              1997
                                                   -----------       -----------
           Oil Production (Bbls) ..........            231,970            99,027
                                                   ===========       ===========
           Gas Production (Mcf) ...........            521,266           294,080
                                                   ===========       ===========
           Average Price Gas (per Mcf) ....        $      2.26       $      2.12
                                                   ===========       ===========
           Average Price Oil (per Bbl) ....        $     12.88       $     19.26
                                                   ===========       ===========

       Lease operating expenses and workover costs increased $873,000 or 63%, due to the acquisition and development of oil and gas properties since June 30, 1997. The Company has acquired nine additional properties and has further acquired significant additional interests in properties owned as of June 30, 1997. On a barrel of oil equivalent ("BOE") basis, production volumes increased 115% over the comparable period of the prior year. Accordingly, lease operating expenses have increased as a result of additional production volumes. Production taxes increased by $77,000 or 52%, due to increased production volumes and revenues.

           The $586,000 or 168%, increase in DD&A expenses is primarily due to the increase of oil and gas production volumes, reserves and capitalized balances subject to DD&A resulting from the acquisition and development of producing properties. Gross capitalized costs included in the Full-Cost Pool and subject to DD&A were $25,548,513 and $7,935,272 at June 30, 1998 and 1997, respectively. In addition, estimated future development costs associated with proved undeveloped reserves in the amount of $6,541,600 and $522,000 at June 30, 1998 and 1997, respectively, were included in the DD&A calculations.

       The write-down of oil and gas properties in the amount of $1,208,000 represents a non-cash charge to operating expenses, required pursuant to SEC rules. This write-down was largely the result of a significant downward movement in oil prices in the second quarter of 1998. The write-down reduces the carrying cost of assets to the full-cost ceiling as prescribed by SEC rules. Although management and most industry participants believe the current price environment is temporary, such current prices, without the benefit of anticipated price recovery, must be used in calculations. See "Impact of Changing Prices and Costs" below.

       The $376,000 or 83%, increase in net general and administrative expenses is comprised primarily of increases in management, technical and administrative staffing associated with the Company's growth. The Company is the operator of the majority of its properties and, accordingly, must attract and retain competent technical and administrative personnel to fulfill its contractual obligations. Although the operator is allowed certain "overhead reimbursements" pursuant to the terms of applicable operating agreements (reflected as "operator and management fees" in the Consolidated Statements of Operations), such reimbursements do not necessarily recover the full amount of Company expenditures. Furthermore, the Company's growth requires competent senior management and staff to further the Company's goals. The Company plans to continue efforts to attract capital and investors and seek acquisitions and/or merger partners in order to grow and increase shareholder value.

       Interest expense increased by $141,000 primarily due to the increased long-term debt used to finance acquisitions.

       Other income increased $154,000 in 1998 principally due to increased administrative overhead reimbursements on operated properties, engineering consulting fees and interest income.

IMPACT OF CHANGING PRICES AND COSTS

       Texoil's revenues and the carrying value of its oil and gas properties are subject to significant change due to changes in oil and gas prices. Oil prices have continued a significant downward trend during the second quarter of 1998. As explained above, Texoil's revenues have increased despite the significant adverse impact of prices. Should prices continue to fall or fail to increase to levels which will facilitate repayment of debt and reinvestment of cash flow to replace current production, the Company could experience difficulty in continuing its growth, developing its assets and attracting capital. The Company believes that prices have bottomed out in the second quarter and will rebound within the next year. The Company has maintained positive net revenues, notwithstanding its leverage and administrative costs, and not considering the write-down of oil & gas properties, required pursuant to SEC rules. Oil and natural gas prices are subject to substantial seasonal, political and other fluctuations which are beyond the ability of Texoil to control or accurately predict.

       Low oil prices have caused many in the industry to reduce capital spending, which in turn has affected the Company's ability to attract partners for Company sponsored exploration and development activities and the terms of such participation. Thus far, the Company has been able to attract partners and experts to participate in the drilling of up to five wells by year-end. Prolonged low prices could adversely affect certain projects and the Company may withdraw certain prospects from the market until 1999.

       Although prices have declined to levels which have not existed in the past decade, the costs of field labor and services have not declined proportionately. While the Company has benefited by some general industry cost declines, such costs could increase in the future.

CORPORATE EFFORTS TO OFFSET DECLINING PRICES

       Early in the second quarter of 1998, in an effort to mitigate the adverse effect of low oil prices, the Company implemented numerous cost saving programs designed to reduce operating and administrative costs and enhance net revenues during this difficult period in the industry. Rather than impose staff reductions of technical and other personnel, the Company chose to implement a salary reduction program and retain its current level of staffing. As a result, the Company has not lost any of its staff. In addition, the Company has taken steps to reduce certain occupancy and office expenses. In total, general and administrative expenses should ultimately be 13 - 16% less than prior levels. While the reductions have been difficult, staff morale remains high and the Company has remained committed to its goals.

       In addition to general and administrative savings, the Company has further implemented programs designed to reduce operating expenses and has deferred certain capital expenditures associated with maintenance, abandonment and lower revenue producing activities. The Company has continued, however, to pursue projects that can add economic producing reserves, enhance current production levels and lower recurring operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

       The Company expects to finance its future growth, resulting from its acquisition, development and exploration activities, through cash flow from operating activities, its bank credit facility, sale of non-strategic assets, various means of project finance and ultimately through the additional issuance of common stock. In addition, the Company intends to finance drilling activities through the sale of participations to industry partners on a promoted basis, whereby the Company will earn working interests in reserves and production greater than its proportionate capital cost.

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

       CREDIT FACILITY

         At June 30, 1998, the Company had available borrowing capacity of $3,950,000, in accordance with a revolving credit agreement ("Credit Agreement") with a bank, which can be used to finance property acquisitions and temporary working capital requirements. The borrowing base is redetermined annually, or more often, at the request of the Company. The Company believes that acquisitions and production increases which have occurred since the last redetermination in December 1997, will result in a higher borrowing base. Upon redetermination, the Company estimates the borrowing base will exceed $13.0 million resulting in approximately $8.0 million of additional borrowing availability.

       CASH FLOW FROM OPERATING ACTIVITIES

         For the six months ended June 30, 1998, the Company's net cash flow used in operating activities was $428,000, down $1,767,000 from the comparable period in 1997. These decreases are directly attributable to the reduction in oil and gas prices and the use of cash to reduce current liabilities.

CAPITAL EXPENDITURES

         The Company's net oil & gas capital expenditures for the three and six month periods ended June 30, 1998, are as follows:

                                                          CAPITAL EXPENDITURES
                                                          FOR THE PERIODS ENDED
                                                               JUNE 30, 1998
                                                         -----------------------
                                                         THREE             SIX
                                                         MONTHS           MONTHS
                                                         ------           ------
                                                                ($000's)
Evaluated properties .........................           $5,768           $7,598
Unevaluated properties .......................              677            1,143
                                                         ------           ------
                                                         $6,445           $8,741
                                                         ======           ======
       The capital expenditures for the six months ended June 30, 1998, were financed principally with the proceeds of the RIMCO financing, obtained on December 31, 1997, and additional bank borrowings. Capital expenditures for the remainder of 1998 cannot be estimated with precision as many expenditures are discretionary and can be delayed; however, the Company expects to make approximately $650,000 of development expenditures associated with proved properties owned as of June 30, 1998. In addition, the Company expects to make additional capital expenditures during 1998 to complete the interpretation of 3-D seismic data in its Raceland, Greens Lake and Laurel Grove prospects, to maintain and acquire additional leases and to drill wells on the prospects. Together these capital costs are estimated to total approximately $450,000 in 1998. The Company also expects to make capital expenditures in 1998 in connection with its joint venture with Bechtel Exploration Company. Commitments include geological, geophysical and leasehold costs for an estimated five (5) drillable prospects. The Company estimates net capital expenditures of $300,000. None of these costs includes the estimated costs of drilling such prospects, which is generally elective on the Company's part, subject to its ability to sell interests to third parties on a promoted basis. Based on the current drilling schedule, the Company expects to incur $800,000 of drilling costs net of proceeds from prospect sales prior to year end. Cost of completion and facilities would be in addition to the net drilling costs. These costs represent the Company's 7 1/2 - 15% direct share of drilling. The Company will enjoy a larger share of well ownership as a result of interests earned in connection with the sale of prospects. The Company may elect to reduce these costs through the sale of additional interests to third parties; and, alternatively, pending incremental cash flows or financing, the Company may obtain additional interests or elect to drill additional prospects.

       In summary, estimated net expenditures to maintain and develop existing assets are as follows for the next six months:

Property Development and Maintenance .......................          $  650,000
Company Prospects ..........................................             450,000
Bechtel Joint Venture ......................................             300,000
Drilling ...................................................             800,000
                                                                      ----------
                                                                      $2,200,000
                                                                      ==========

         The Company cannot predict with any accuracy the level of capital expenditures it may incur in connection with purchasing producing properties. However, management has set a goal of acquiring at least $10.0 million of proved producing properties in 1998. Toward that goal, in May 1998, the Company acquired all of the oil & gas assets of an affiliated limited partnership ("Partnership"), for $4,430,000 and 898,000 shares of common stock.

         The Company believes that it will have sufficient capital available from its credit facility and cash flows from operating activities to fund its 1998 capital obligations. In connection with the acquisition of Partnership properties, the Company amended and restated the Partnership Agreement to increase available Partnership capital to $15.0 million for acquisition and development activities. The Company has a Partnership interest equal to 15%. Capital available from the Partnership, with capital available directly to the Company, results in a greater ability to compete for acquisitions. In addition, the Company believes that funds available from traditional sources of equity, debt, and project finance and from its demonstrated ability to acquire industry partners will further expand its ability to pursue strategic corporate and property acquisitions.

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

PART II.    OTHER INFORMATION

Item 1 - Legal Proceedings - The Company settled its litigation with Aptech Resources, Inc., and dismissed the proceeding. Settlement costs were not material. No material change in other legal proceedings reported in Registrant's Form 10-KSB for the fiscal year ended December 31, 1997.

Item 2 - Change in Securities - As of May 4, 1998, the Company issued 898,000 shares of its common stock to two entities in partial exchange for the oil and gas assets (the "Assets") of the Cliffwood Acquisition - 1996 Limited Partnership (the "Partnership"). The purchase price for the Assets also included $4,430,000 in cash. The shares of common stock were issued pursuant to a private placement exemption under Section 4(2) of the Securities Act of 1933, as amended, to two entities who were the limited partners of the Partnership. There were no underwriters or brokers involved in the transaction. The Company received the Assets in exchange for the cash and shares of common stock, and the Assets primarily consist of working interests in seven producing fields in Texas.

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matters to a Vote of Security Holders - Pursuant to a written consent of shareholders owning in excess of 51% of the issued and outstanding common stock of the Company, dated May 28, 1998, and an unanimous written consent of Directors of the Company dated May 26, 1998, the Company was authorized to amend its Articles of Incorporation to increase the authorized number of shares of common stock from 50,000,000 to 60,000,000. Pursuant to written consents, shareholders holding 29,312,209 shares of common stock or 74.6% of the total issued and outstanding and entitled to vote, approved the transaction. No shares abstained or were voted against the amendment, although 9,972,885 shares did not tender consents. The Company filed a Certificate of Amendment to increase the number of authorized shares with the Secretary of State of the State of Nevada on June 2, 1998.

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K

       (a)  Exhibits - None

       (b)  Reports on Form 8-K

            On May 12, 1998, the Company filed a report on Form 8-K, including
            Item 2, Acquisition of Oil and Gas Properties Related to the Acquisition of All of the Oil and Gas Assets of an Affiliated Partnership, for which the Company, through a wholly-owned subsidiary, served as General Partner. On July 8, 1998, the Company filed an Amendment on Form 8-K/A-1 related to Item 7, Financial Statements for the Subject Acquisition.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    TEXOIL, INC.



Date:                                               By:
                                                         Frank A. Lodzinski
                                                         President and CEO