Form 10QSB
period 1998-09-30
TEXOIL INC /NV/
filed 1998-11-12
CIK 748856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                        Commission file number: 0-12633

                                  TEXOIL, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            NEVADA                      88-0177083
 (STATE OR OTHER JURISDICTION        (I.R.S. EMPLOYER
              OF                   IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                           110 CYPRESS STATION DRIVE
                                   SUITE 220
                           HOUSTON, TEXAS 77090-1629
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (281) 537-9920
                          (ISSUER'S TELEPHONE NUMBER)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,285,094 shares of common stock, $.01 par value, issued and outstanding at November 6, 1998.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                                  TEXOIL, INC.
                               TABLE OF CONTENTS

                                        PAGE
                                        ----

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     CONSOLIDATED FINANCIAL
      STATEMENTS:

     Consolidated Balance Sheet as of
      September 30, 1998.............     3

     Consolidated Statements of
      Operations
       for the three and nine months
      ended September 30, 1998 and
      1997 (unaudited)...............     4

     Consolidated Statements of Cash
      Flows
       for the nine months ended
      September 30, 1998 and 1997
      (unaudited)....................     5

     Notes to Consolidated Financial
      Statements (unaudited).........     6

Item 2.  MANAGEMENT'S DISCUSSION AND
  ANALYSIS

     MANAGEMENT'S DISCUSSION AND
      ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF
      OPERATIONS.....................    10

PART II.  OTHER INFORMATION..........    20

                                  TEXOIL, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                           SEPTEMBER 30,
                                               1998
                                           -------------
Assets:
Current Assets:
     Cash and cash equivalents..........      $   482
     Accounts receivable and other......        1,706
     Other current assets...............        1,363
                                           -------------
          Total current assets..........        3,551
                                           -------------
Property, plant and equipment, at cost:
     Oil and natural gas properties
      (full-cost method):
          Evaluated properties..........       25,629
          Unevaluated properties........        4,278
Office and other equipment..............          587
                                           -------------
                                               30,494
                                           -------------
Less -- accumulated depletion,
  depreciation and amortization.........       (4,007)
                                           -------------
Net property, plant and equipment.......       26,487
                                           -------------
Other assets............................          590
                                           -------------
          Total assets..................      $30,628
                                           =============
Liabilities and Stockholders' Equity:
Current liabilities:
     Accounts payable and accrued
      liabilities.......................      $ 1,573
     Accounts payable-related party.....        1,002
     Revenue and royalties payable......          803
                                           -------------
          Total current liabilities.....        3,378
                                           -------------
Long-term debt..........................       16,050
                                           -------------
Stockholders' equity:
     Series A preferred stock -- $.01
      par value with liquidation
      preference of $100 per share,
      10,000,000 shares authorized, none
      issued and outstanding............          --
     Common stock -- $.01 par value;
      60,000,000 shares authorized;
      39,285,094 shares issued and
      outstanding.......................          393
Additional paid-in capital..............       10,782
Retained earnings.......................           25
                                           -------------
          Total stockholders' equity....       11,200
                                           -------------
          Total liabilities and
           stockholders' equity.........      $30,628
                                           =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                THREE MONTHS                    NINE MONTHS
                                            ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                       ------------------------------  ------------------------------
                                            1998            1997            1998            1997
                                       --------------  --------------  --------------  --------------
Revenues:
     Oil and gas sales...............  $        1,932  $        1,664  $        6,164  $        4,268
     Operator and management fees....             243             205             724             536
     Interest and other..............              13              35              86             104
                                       --------------  --------------  --------------  --------------
          Total revenues.............           2,188           1,904           6,974           4,908
                                       --------------  --------------  --------------  --------------
Costs and Expenses:
     Lease operating.................           1,241             672           3,383           1,807
     Workover........................              10              71             119             314
     Production taxes................             111              74             337             223
     General and administrative......             286             275           1,113             726
     Depletion, depreciation and
       amortization..................             555             511           1,489             859
     Write-down of oil and gas
       properties....................        --              --                 1,208        --
     Interest........................             242             150             521             288
                                       --------------  --------------  --------------  --------------
          Total expenses.............           2,445           1,753           8,170           4,217
                                       --------------  --------------  --------------  --------------
Income (loss) before income taxes....            (257)            151          (1,196)            691
Provision for deferred income
  taxes..............................        --                   (52)            215            (235)
                                       --------------  --------------  --------------  --------------
Net income (loss)....................  $         (257) $           99  $         (981) $          456
                                       ==============  ==============  ==============  ==============
Basic net income (loss) per share....  $         (.01) $     --        $         (.03) $          .02
                                       ==============  ==============  ==============  ==============
Basic weighted average shares........      39,285,094      23,279,379      38,108,921      18,598,000
                                       ==============  ==============  ==============  ==============
Diluted net income (loss) per
  share..............................  $         (.01) $     --        $         (.02) $          .02
                                       ==============  ==============  ==============  ==============
Diluted weighted average shares......      41,507,054      24,485,207      41,583,045      20,871,323
                                       ==============  ==============  ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                              NINE MONTHS
                                          ENDED SEPTEMBER 30,
                                          --------------------
                                            1998       1997
                                          ---------  ---------
Cash flows from operating activities:
Net income (loss).......................  $    (981) $     456
Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities:
     Depletion, depreciation and
      amortization......................      1,489        859
     Write-down of oil and gas
      properties........................      1,208     --
     Deferred income taxes..............       (215)       235
     Accounts receivable................      1,739     (1,080)
     Accounts receivable -- related
      party.............................         60        176
     Other assets.......................     (1,486)      (970)
     Accounts payable and accrued
      liabilities.......................     (2,634)       677
     Accounts payable -- related
      party.............................      1,002     --
     Revenue royalties payable..........     (1,084)       929
                                          ---------  ---------
          Net cash provided by (used in)
            operating activities........       (902)     1,282
                                          ---------  ---------
Cash flows from investing activities:
     Additions to oil and gas
      properties........................     (8,504)    (9,747)
     Other equipment additions..........       (163)       (92)
                                          ---------  ---------
          Net cash used in investing
            activities..................     (8,667)    (9,839)
                                          ---------  ---------
Cash flows from financing activities:
     Proceeds from issuance of common
      stock.............................     --          2,465
     Proceeds from long-term debt and
      other.............................      6,000      6,280
     Repayments of long-term debt.......         (8)    --
                                          ---------  ---------
          Net cash provided by financing
            activities..................      5,992      8,745
                                          ---------  ---------
Net increase (decrease) in cash and cash
  equivalents...........................     (3,577)       188
Cash and cash equivalents -- beginning
  of period.............................      4,059        287
                                          ---------  ---------
Cash and cash equivalents -- end of
  period................................  $     482  $     475
                                          =========  =========
Supplemental disclosure of cash flow
  information:
     Cash paid during the period for:
          Interest......................  $     703  $     238
                                          =========  =========
          Income taxes..................  $  --      $      25
                                          =========  =========
Oil and gas properties purchased by
  issuance of common stock..............  $     763  $   2,300
                                          =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  ORGANIZATION AND ACCOUNTING POLICIES

ORGANIZATION

     BUSINESS COMBINATION

     On December 31, 1997, pursuant to the terms of a definitive plan of merger ("Merger Agreement" or "Merger") and a financing arrangement, Texoil, Inc. ("Texoil" or the "Company"), a Nevada corporation, through a wholly-owned subsidiary, acquired all of the outstanding common shares of Cliffwood Oil & Gas Corp. ("Cliffwood"), a Texas corporation. As a result of the Merger, former stockholders of Cliffwood acquired 70% (and voting control) of Texoil outstanding common stock. The pre-merger stockholders of Texoil retained 30% of such common stock. Accordingly, for financial reporting purposes, the Merger has been accounted for as a reverse acquisition of Texoil by Cliffwood. The Texoil assets ("Texoil Net Assets"), existing on December 31, 1997, have been recorded at fair value using the purchase method of accounting, as required by generally accepted accounting principles.

     PRO FORMA RESULTS OF OPERATIONS

     Selected results of operations for the three and nine month periods ended September 30, 1997, on a pro forma basis giving effect to the Merger, as if it took place on January 1, 1997, are as follows (in thousands, except per share data):

                                             SEPTEMBER 30, 1997
                                        ----------------------------
                                        THREE MONTHS     NINE MONTHS
                                        ------------     -----------
Revenues.............................   $      2,050     $     5,585
                                        ============     ===========
Net Income...........................   $        190     $       621
                                        ============     ===========
Basic income per share...............   $        .01     $       .03
                                        ============     ===========
Basic weighted average shares
  outstanding........................     23,279,379      18,598,000
                                        ============     ===========
Diluted income per share.............   $        .01     $       .03
                                        ============     ===========
Diluted weighted average shares
  outstanding........................     25,464,848      20,898,017
                                        ============     ===========

     Adjustments to the historical results to estimate the pro forma results of operations for the three and nine months ended September 30, 1997, include adjustments to (1) reduce general and administrative expenses for the effects of actual personnel reductions implemented subsequent to the Merger, (2) recalculate depletion, depreciation and amortization based on the combined reserves and production of Texoil and Cliffwood and to eliminate the historical write-down of oil and gas properties recorded in 1997 by Texoil, (3) adjust interest expense related to debt issued in connection with the Merger, (4) eliminate preferred dividends on securities converted to common stock as a condition of the merger and (5) recalculate the provision for income taxes. The unaudited pro forma amounts do not purport to be indicative of the results of operations which would have been reported had the reverse acquisition occurred as of January 1, 1997, or that may be reported in the future.

     ORGANIZATION AND BASIS OF PRESENTATION

     Texoil is engaged in the acquisition, development, production of and exploration for crude oil, natural gas and related products primarily in Texas and Louisiana. The accompanying consolidated financial statements include the historical accounts of Cliffwood and its wholly-owned subsidiaries. Texoil, Cliffwood and subsidiaries are all collectively referred to herein as "Texoil" or "The Company", unless otherwise specified. Although Texoil was the legal acquirer, all events described or referred to as prior to December 31, 1997, relate to Cliffwood, as the accounting acquirer.

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the statements reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 1997, filed with the SEC.

     NET INCOME (LOSS) PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128,
"Earnings per Share", effective for interim and annual reporting periods ending after December 15, 1997. This statement replaces primary net income per common share with a newly defined basic net income per common share and modifies the computation of diluted net income per common share. The Company adopted this statement effective for the fiscal year ending December 31, 1997. All prior period net income per common share amounts have been restated.

     Basic net income (loss) per common share is computed based on the weighted average shares of common stock outstanding. Net income (loss) per share computations to reconcile basic and diluted net income (loss) for the three and nine month periods ended September 30, 1998 and 1997 consist of the following:

                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                       ------------------------------  ------------------------------
                                            1998            1997            1998            1997
                                       --------------  --------------  --------------  --------------
Net Income (Loss)....................  $         (257) $           99  $         (981) $          456
Basic weighted average shares........      39,285,094      23,279,379      38,108,921      18,598,000
Effect of dilutive securities (1):
     Warrants........................         677,850       1,205,828       1,948,955       2,273,323
     Options.........................       1,544,110        --             1,525,169        --
     Awards..........................        --              --              --              --
     Convertible notes...............        --              --              --              --
Diluted weighted average shares......      41,507,054      24,485,207      41,583,054      20,871,323
Per common share net income (loss):
     Basic...........................  $         (.01) $     --        $         (.03) $          .02
     Diluted.........................  $         (.01) $     --        $         (.02) $          .02

------------

(1) A weighted average year-to-date number of warrants and options to purchase shares of common stock were outstanding during the three months and nine months ended September 30, 1998, in the amounts of 1,800,000 and 175,000, respectively, which were not included in the computation of diluted per common share net income because the exercise prices were greater than the average market price of the common shares.

NOTE 2:  NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The statement requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for interim periods beginning after December 15, 1997. For the quarters ended September 30, 1998 and 1997, there is no difference between the Company's "traditional" and "comprehensive" net income.

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

NOTE 3:  CREDIT AGREEMENT

     In September 1996, the Company entered into a revolving credit agreement ("Credit Agreement") with a bank to finance property acquisitions and for temporary working capital requirements. The Credit Agreement, as amended, provides for up to $25,000,000 in available borrowings, limited by a borrowing base calculated according to the properties and projected cash flows of the Company (as defined in the Credit Agreement). The borrowing base was $8,500,000 at September 30, 1998. Borrowings outstanding under the Credit Agreement were $6,050,000 as of September 30, 1998. See Note 5, "Subsequent Event" below. The borrowing base is redetermined annually (or more frequently at the option of the Company) and is reduced over a five-year period on a straight-line basis. The Credit Agreement provides for an annual facility fee of 1/4% of the initial borrowing base and on any increases thereto, and it also provides for monthly interest payments at the lender's prime rate plus 1/2%. Alternatively, the Company may elect a London Interbank Offering Rate ("LIBOR") option at 2.25% over the LIBOR rate, prior to any redetermination including 1998 acquisitions. The average interest rate paid to the lender was 8.6% for the nine months ended September 30, 1998. The Company has granted first mortgages, assignments of production, security agreements and other encumbrances on its oil and gas properties to the lender, as collateral, pursuant to the Credit Agreement. Under the terms of the Credit Agreement, up to $500,000 is available under the borrowing base for the issuance of letters of credit. At September 30, 1998, the Company reserved $115,855 for the issuance of letters of credit. The Credit Agreement contains covenants which, among other things, restrict the payment of dividends on any security, limit the amount of consolidated debt, limit the Company's ability to make certain loans and investments, and require that the Company remain in compliance with certain covenants of the Credit Agreement.

NOTE 4:  WRITE-DOWN OF OIL & GAS PROPERTIES

     As a direct result of the continued decline of oil prices in 1998, the Company recorded a write-down of oil and gas properties, in the second quarter, in the amount of $1,208,000. The write-down is reflected as a non-cash operating expense for the nine months ended September 30, 1998, and reduced net oil and gas properties to the "full-cost ceiling", as required by the rules of the SEC. Under the SEC rules, the full-cost ceiling is a limitation on capitalized costs and is calculated as (1) the estimated present value of future net revenues, from proved reserves after operating expenses and capital costs, discounted at 10% per annum, using current oil and gas prices and costs held constant over the life of the properties, (2) the lower of cost or fair value of unevaluated oil and gas properties, and (3) related income tax effects.

     The write-down was the result of several factors including, the impact of the significant reduction in oil and gas prices, the transfer of certain unevaluated property costs to evaluated properties and current market conditions, both offset by additional quantities of proved reserves recorded as a result of the Company's acquisition program and technical evaluation of its properties. Oil and gas reserve estimates, which are the basis for calculating limitations on capitalized costs are inherently imprecise and are expected to change as

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

future information becomes available. The Company did not incur a write-down in the third quarter of 1998 due primarily to a modest increase in the price of crude oil as of September 30, 1998.

NOTE 5:  SUBSEQUENT EVENT

     On October 30, 1998, the Company closed the acquisition of nine producing oil & gas fields located in South Texas and Louisiana from Sonat Exploration Company ("Sonat"). The acquisition price, as specified in the purchase and sale agreement, is approximately $17.4 million, net of estimated post-closing adjustments. Texoil, through its wholly-owned operating subsidiary, will operate seven of the fields. The Company financed the acquisition with borrowings under its Credit Agreement, which was redetermined, increased and amended as part of the transaction.

     The Credit Agreement was amended to provide up to $50 million in available borrowings, limited to a borrowing base, predicated on the bank's engineering evaluation of Company producing properties, as defined by the Credit Agreement. The borrowing base was increased to $28.0 million as of November 1, 1998. The annual facility fee is 3/4% and the interest rate is 1/2% over the lender's prime rate. In addition, the Company arranged a LIBOR option providing for an interest rate of LIBOR plus 1.75% to 2.25%, at different borrowing levels.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related notes thereto, included elsewhere in this 10-QSB.

MERGER

     As discussed in the Notes to the Consolidated Financial Statements included elsewhere in this quarterly report, the Company underwent a substantial change in ownership, management, voting control, assets and business strategy, all effective December 31, 1997. These significant changes occurred as a result of the merger with Cliffwood and a recapitalization of Texoil, pursuant to a definitive Plan and Agreement of Merger. For financial reporting purposes, the Merger is accounted for as a reverse acquisition of Texoil by Cliffwood. Accordingly, the historical Consolidated Financial Statements are those of Cliffwood, and management's discussion and analysis of financial condition and results of operations presented herein relate to Cliffwood. Both reflect the acquisition of Texoil net assets (existing immediately prior to the Merger) at fair value, using purchase accounting, on December 31, 1997, as required by generally accepted accounting principles. As a condition of the Merger, a majority of Board positions and all management positions were replaced with Cliffwood Board appointees and personnel.

GENERAL

     Texoil is an independent oil & gas company engaged in the acquisition and development of oil and gas reserves through an active and diversified program which includes purchases of reserves, re-engineering, development and exploration activities, currently focused in Texas, South Louisiana and the Texas Gulf Coast.

     As further discussed herein, future growth in assets, earnings, cash flows and share values are dependent upon the Company's ability to discover, acquire and/or develop commercial quantities of oil and gas reserves that can be produced at a profit and build an oil and gas reserve base with a market value exceeding its finding and production costs. Product prices, particularly the price of crude oil, have dropped significantly during 1998 and, in the opinion of management, cannot be reasonably expected to increase significantly in the short-term. The industry-wide reduction in prices has adversely affected revenues and net cash flows of the Company, as well as most companies in the industry, particularly those whose assets were concentrated in oil reserves. Furthermore, reduced cash flows have adversely affected the capital budgets of major oil companies and large independents. Such depressed industry conditions have led to certain contractions among many companies including, among others, work force reductions, reorganizations, reductions in drilling participations with third parties and elimination or deferral of new ventures. Such industry conditions may adversely affect Texoil's ability to solicit industry partners to participate in projects originated by Texoil on a promoted basis, whereby Texoil earns a greater interest in reserves than its proportionate capital commitment.

     However, in the opinion of Texoil management, current industry conditions may result in opportunities for companies that can effectively compete for cost-efficient capital and deploy an effective business and management strategy, which results in growth through the acquisition, discovery, development and production of reserves. Costs of labor and certain drilling and field products and services have declined from levels existing in 1997. In addition, major companies and large independents may continue and, in fact, expand divestitures of properties as they reorganize or focus on "core" areas and attempt to streamline business operations. Smaller companies may be forced to sell assets that were acquired predicated upon higher product prices and high cost capital or upon development activities which may not be economically attractive at current price levels. Lastly, companies may choose or be forced to liquidate, consolidate, or merge to reduce costs and improve shareholder value.

     Accordingly, Texoil's management has developed a definitive corporate action plan which is intended to facilitate growth, contain operating and administrative costs, continue to acquire, discover and develop oil and gas reserves, and aggressively pursue corporate acquisitions and mergers. The plan is merely an expansion and adaptation of the business plan which was conceived and implemented by management in early 1996, and which has resulted in significant growth to date. See "Impact of Changing Prices and Costs" and "Corporate Efforts to Offset Declining Prices" below. Other elements of the action plan are as follows:

     1) Diversify and enhance the portfolio of properties with a short-term focus on natural gas reserves and expected resultant favorable impact on cash flows.

     2) Expand the Company's drilling and development programs and increase its direct participation in such activities, but continue to solicit industry or institutional partners on a promoted basis.

     3) Continue cost-containment efforts directed toward operating and general and administrative costs.

     4) Selectively seek asset or corporate acquisitions and mergers for cash and/or Texoil shares.

     5) Increase equity and long-term financing through available means, including corporate mergers, private placements and when able, a secondary public offering.

     6) Selectively employ additional technical and management personnel (as earnings and cash flows permit) with a reasonable incentive program based on achievement of goals.

     While the impact and success, if any, of this action plan cannot be predicted with any accuracy, management's goal is to replace production and further increase its reserve base, at an acquisition or finding cost which will yield current revenues, cash flows and profits, and will further position the Company for growth when prices recover.

PROPERTY ACQUISITION

     As discussed in Note 5 to the Consolidated Financial Statements, the Company closed a purchase of nine (9) proved oil and gas fields from Sonat Exploration Company ("Sonat") on October 30, 1998. In the opinion of management, the acquisition is a significant event for the Company, consistent with its business strategy and action plan discussed above. The acquisition increases estimated oil reserves 25% and gas reserves by 148%. Current cash flows from Company properties are estimated to increase approximately $600,000 per month. The estimated increase in cash flows is approximately 220% of pre-acquisition levels. The properties were acquired as proved producing properties with anticipated future development and drilling potential. Texoil will be the operator of seven fields and receive certain operating fees in addition to cash flows from production. The expected increase in production income is higher than the increase in reserves, due to a greater percentage of gas production and the deliverability characteristics of gulf coast reservoirs. The acquisition favorably impacts the Company's oil to gas reserve ratio from approximately 75% oil to 65% and more favorably impacts the oil to gas production ratio from 75% oil to about 56%, based on independent engineering reports and expected production. Management believes the positive, post-closing, impact on reserves and cash flows from Company properties will improve the short-term earnings outlook, even with continued low oil prices and increased financing costs.

OIL AND GAS PROPERTIES

     The Company uses the full-cost method of accounting for its investment in oil and gas properties. Under the full-cost method, all costs of acquisition, exploration and development of oil and gas reserves are capitalized separately for each cost center (generally defined as a country). Capitalized balances are referred to as the "Full-Cost Pool" and are further classified as evaluated or unevaluated. Evaluated costs are those where proved reserves have been determined or where the property has been impaired or abandoned. Such costs are subject to depletion, depreciation and amortization expense (DD&A). Unevaluated costs are not subject to DD&A and generally require additional geological, geophysical and/or engineering evaluation prior to management's decision to drill, develop or abandon such properties. When such properties are evaluated, capitalized costs will be transferred to an evaluated status and included in the calculation of DD&A. Depletion expense is calculated using the units of production method based on the ratio of current production to total proved recoverable oil and natural gas reserves. Under the full-cost method, to the extent that capitalized costs (net of accumulated DD&A) exceed the discounted future net revenues of estimated proved oil and natural gas reserves, using current oil and gas prices and costs, held constant over the life of the properties, plus the lower of cost or fair value of unevaluated properties, both on an after-tax basis, such excess costs are charged to operations as an additional write-down of oil and gas properties.

     Included in capitalized costs subject to amortization for the three and nine month periods ended September 30, 1998, are $163,000 and $428,000, respectively, of payroll and related costs of technical personnel which are directly attributable to the Company's oil and gas acquisition, exploration and development activities. The amount of similar costs capitalized for the comparable periods of 1997 was not significant. The Company capitalizes interest attributable to oil and natural gas properties which are not subject to amortization and are in the process of being evaluated. Included in unevaluated capitalized costs for the three and nine month periods ended September 30, 1998, are interest costs of $65,000 and $267,000, respectively. No such costs were capitalized for the comparable periods in 1997.

     At the end of the second quarter of 1998, the Company's net evaluated capitalized costs exceeded the estimated discounted future net revenues from estimated proved reserves by approximately $1,208,000. A resulting write-down was recorded in the second quarter and is reflected in the nine months ended September 30, 1998. During 1998, decreases in the discounted present value of proved reserves resulting from price reductions were offset by additional quantities of proved developed and undeveloped reserves recorded as a result of the Company's acquisition and development program and the technical evaluation of unevaluated properties. Net capitalized costs could exceed discounted future net revenues in future periods due to downward revisions to estimates of proved reserve quantities, further declines in oil and gas prices, increases in operating costs, unsuccessful exploration and development activities or other factors which cannot be reasonably predicted by the Company. Once recorded, a write-down of oil and gas properties cannot be reversed at a later date even if estimated reserve quantities or oil and gas prices subsequently increase. Management believes that current reserve estimates, which represent the basis for calculating limitations on capital costs, are reasonable under present operating conditions and circumstances. However, reserve estimates and forecasts are inherently imprecise and, therefore, subject to significant future changes.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     The Company recorded a net loss of $257,000 and net income of $99,000 for three months ended September 30, 1998 and 1997, respectively. The $356,000 decrease in the Company's comparative third quarter net income resulted primarily from the following factors:

                                           NET AMOUNT CONTRIBUTING
                                           TO INCREASE (DECREASE)
                                                IN NET INCOME
                                           -----------------------
                                                   (000'S)
Oil and gas sales.......................           $   268
Lease operating expenses................              (508)
Production taxes........................               (37)
Depletion, depreciation and amortization
expense ("DD&A")......................                 (44)
General and administrative
expenses -- net.........................               (11)
Interest expense -- net.................               (92)
Other income -- net.....................                16
Provision for income taxes..............                52
                                           -----------------------
                                                   $  (356)
                                           =======================
     The following discussion applies to the changes shown above. Comments applicable to both the comparative three month and nine month ended periods are presented only for the comparative nine month periods, discussed in the following section.

     The $268,000 or 16% increase in net oil and gas sales is primarily attributable to the increase in production volumes resulting from the acquisition and development of producing properties. The increase in production volume was offset by a significant decrease in oil prices as shown in the table presented immediately below.

                                            THREE MONTHS ENDED
                                               SEPTEMBER 30,
                                          ----------------------
                                             1998        1997
                                          ----------  ----------
Oil Production (Bbls)...................     124,501      76,945
                                          ==========  ==========
Gas Production (Mcf)....................     246,432     193,495
                                          ==========  ==========
Average Price Oil (per Bbl).............  $    11.66  $    17.40
                                          ==========  ==========
Average Price Gas (per Mcf).............  $     1.93  $     2.01
                                          ==========  ==========

     Lease operating expenses and workover costs increased $508,000 or 68% due to the acquisition and development of oil and gas properties since September 30, 1997. On a barrel of oil equivalent ("BOE") basis, production volumes increased 52% over the comparable period of the prior year. Accordingly, lease operating expenses have increased as a result of additional production volumes. Production taxes increased by $37,000 or 50%, due to increased production volumes and revenues.

     The $44,000 or 9% increase in DD&A expenses is primarily due to the increase of oil and gas production volumes, reserves and capitalized balances subject to DD&A, offset by the effect of increased estimated recoverable reserves, resulting from the acquisition and development of producing properties.

     The $11,000 or 4%, increase in net general and administrative expenses results from increases in management and administrative staffing associated with the Company's rapid growth offset by cost containment measures as discussed below.

     Interest expense increased by $92,000 primarily due to the increased long-term debt used to finance acquisitions and prospects.

     Other income increased $16,000 or 7%, in 1998 principally due to increased administrative overhead reimbursements on operated properties, engineering consulting fees and interest income.

  NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     The Company recorded a net loss of $981,000 and net income of $456,000 for nine months ended September 30, 1998 and 1997, respectively. Excluding the write-down of oil and gas properties, which occurred in the second quarter, net income through the third quarter of 1998 would have been approximately $7,000. Thus, the year-to-date net loss is due almost entirely to the write-down. The $1,437,000 decrease in the Company's comparative net income resulted primarily from the following factors:

                                        NET AMOUNT CONTRIBUTING
                                        TO INCREASE (DECREASE)
                                             IN NET INCOME
                                        -----------------------
                                                (000'S)
Oil and gas sales                               $ 1,896
Lease operating and workover costs...            (1,381)
Production taxes.....................              (114)
Depletion, depreciation and
amortization expense ("DD&A")......                (630)
Write-down of oil and gas
properties...........................            (1,208)
General and administrative
expenses -- net......................              (387)
Interest expense -- net..............              (233)
Other income -- net..................               170
Provision for income taxes...........               450
                                        -----------------------
                                                $(1,437)
                                        =======================

The $1,896,000 or 44% increase in net oil and gas sales is primarily attributable to the increase in production volumes resulting from the acquisition and development of producing properties. Production volumes increased significantly for the nine months ended September 30, 1998, as compared to 1997, while prices for oil decreased significantly as follows:

                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                       ----------------------
                                          1998        1997
                                       ----------  ----------
Oil Production (Bbls)................     356,471     180,740
                                       ==========  ==========
Gas Production (Mcf).................     767,698     487,575
                                       ==========  ==========
Average Price Oil (per Bbl)..........  $    12.84  $    18.10
                                       ==========  ==========
Average Price Gas (per Mcf)..........  $     2.05  $     1.98
                                       ==========  ==========

     Lease operating expenses and workover costs increased $1,381,000 or 65% due to the acquisition and development of oil and gas properties since September 30, 1997. On a barrel of oil equivalent ("BOE") basis, production volumes increased 85% over the comparable period of the prior year. Accordingly, lease operating expenses have increased as a result of additional production volumes. Production taxes increased by $114,000 or 51%, due to increased production volumes and revenues.

     The $630,000 or 73%, increase in DD&A expenses is primarily due to the increase of oil and gas production volumes and capitalized balances subject to DD&A, offset by increases in estimated recoverable reserves, resulting from the acquisition and development of producing properties. Capitalized costs included in the Full-Cost Pool and subject to DD&A were $25,633,568 and $14,820,895 at September 30, 1998 and 1997, respectively. In addition, estimated future development costs associated with proved undeveloped reserves in the amount of $5,289,300 and $414,300 at September 30, 1998 and 1997, respectively, were included in the DD&A calculations.

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

     The $387,000 or 53%, increase in net general and administrative expenses is comprised primarily of increases in management, operating and administrative staffing associated with the Company's growth. The Company is the operator of the majority of its properties and, accordingly, must attract and retain competent technical and administrative personnel to fulfill its contractual obligations. Although the operator is allowed certain "overhead reimbursements" pursuant to the terms of applicable operating agreements (reflected as "operator and management fees" in the Consolidated Statements of Operations), such reimbursements may not recover the full amount of Company expenditures. Furthermore, the Company's growth requires competent senior management and staff to further the Company's goals. The Company plans to continue efforts to attract capital and investors and seek acquisitions or merger partners in order to grow and increase shareholder value.

     Interest expense increased by $233,000 primarily due to the increased long-term debt used to finance acquisitions.

     Other income decreased $170,000 in 1998 principally due to decreased engineering consulting fees and interest income.

     The provision for income taxes decreased by $450,000 due to the recognition of a net loss before tax in 1998. For the nine months ended September 30, 1998, the Company recorded a tax benefit of $215,000 or 18% of the pre-tax loss. The Company did not recognize a deferred tax asset in 1998 (which would have the effect of reducing the reported net loss), as the future realization of such benefits, if any, was not probable considering only those assets and operations of the Company, which existed on September 30, 1998, and the condition of the industry. However, with the Sonat property purchase, management expects to record a deferred tax asset, in the fourth quarter, absent other events which would preclude such recognition.

IMPACT OF SONAT PROPERTY ACQUISITION

     The purchase of the oil and gas properties from Sonat is expected to increase revenues by approximately $7.3 million in 1999, and net cash flows from the properties by approximately $5.5 million, based on average estimated prices of approximately $14.00 per barrel of oil and $2.10 per thousand cubic feet of natural gas. These estimates are exclusive of any projected cash flows from development and drilling activities. Estimates are based on independent reserve reports prepared by third parties in connection with financing the acquisition.

     The Company does not expect to increase general and administrative expenses significantly in 1999, as a result of the acquisition. The anticipated increase in direct general and administrative expenses is approximately $400,000 per year. This amount will be offset by operator's fees received from non-operating partners. While direct increases in net general and administrative expenses are expected to be minimal in relation to the increase in cash flows, the Company may choose to expand its staff and restore certain salary reductions in order to pursue additional acquisitions (or mergers), accelerate efforts to effectively develop its properties and further expand its drilling activities. The Company financed the acquisition with bank debt; and accordingly, gross interest expense is expected to increase by approximately $1.3 million on an annual basis.

     Based on independent engineering studies, cash flows could be increased appreciably as a result of the development of non-producing reserves through workovers, recompletions and enhancements to production facilities and through development drilling. In addition, net cash flows could be favorably affected by price improvements and reduction of operating costs. No assurance can be given, however, that the Company will be able to successfully and economically develop additional reserves.

IMPACT OF CHANGING PRICES AND COSTS

     Texoil's revenues and the carrying value of its oil and gas properties are subject to significant change due to changes in oil and gas prices. Oil prices have declined appreciably during 1998 and remained at low historical levels during the third quarter of 1998. As explained above, Texoil's revenues have increased despite these significant reductions in prices. Should prices continue to fall or fail to increase to levels which will facilitate repayment of debt and reinvestment of cash flow to replace current production, the Company could experience difficulty in continuing its growth, developing its assets and attracting additional capital. The Company believes that oil prices have bottomed out and could rebound somewhat within the next year. The Company has maintained positive net revenues, notwithstanding its leverage and administrative costs, but not considering DD&A and the write-down of oil and gas properties, required pursuant to SEC rules. Oil and natural gas prices are subject to substantial seasonal, political and other fluctuations which are beyond the ability of Texoil to control or accurately predict.

     Low oil prices have caused many in the industry to reduce capital spending, which in turn affects the Company's ability to attract partners for Company sponsored exploration and development activities and the terms of such participation. Thus far, the Company has been able to attract partners and experts to participate in the drilling of up to five additional wells by early 1999. Prolonged low prices could adversely affect certain projects and the Company may be required to withdraw certain prospects from the market.

     Although prices have declined to levels which have not existed in the past decade, the costs of field labor and services have not declined proportionately. While the Company has benefited by some general industry cost declines, such costs could increase in the future.

CORPORATE EFFORTS TO OFFSET DECLINING PRICES

     Early in the second quarter of 1998, in an effort to mitigate the adverse effect of low oil prices, the Company implemented numerous cost-saving programs designed to reduce operating and administrative costs and enhance net revenues during this difficult period in the industry. Rather than impose staff reductions of technical and other personnel, the Company chose to implement a salary reduction program and retain its current level of staffing. As a result, the Company has not lost any of its staff. In addition, the Company has taken steps to reduce certain occupancy and office expenses. While the reductions have been difficult, staff morale remains high and the Company has remained committed to its goals.

     In addition to general and administrative savings, the Company has further implemented programs designed to reduce operating expenses and has deferred certain expenditures associated with lower revenue producing activities and projects. The Company has continued, however, to pursue projects that can add economic producing reserves, enhance current production levels and lower recurring operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to finance its future growth, resulting from its acquisition, development and exploration activities, through cash flow from operating activities, its bank credit facility, sale of non-strategic assets, various means of project finance and ultimately through the additional issuance of common stock. In addition, the Company intends to subsidize drilling activities through the sale of participations to industry partners on a promoted basis, whereby the Company will earn working interests in reserves and production greater than its proportionate capital cost.

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

     The indebtedness under the RIMCO Agreement is subject to the terms of a subordination agreement among the RIMCO Lenders, Comerica Bank -- Texas, N.A. (as agent for itself and another lender), Cliffwood Oil & Gas Corp., Cliffwood Energy Company and Cliffwood Production Co., whereby indebtedness under the RIMCO Agreement is subordinated in right of payment and the RIMCO Lenders are subject to restrictions on their right to exercise remedies under the RIMCO Agreement. The subordination provisions do not affect the ability to convert indebtedness under the RIMCO Agreement into Common Stock of Texoil.

     CREDIT FACILITY

     At September 30, 1998, the Company had available borrowing capacity of $2,450,000, in accordance with a revolving credit agreement ("Credit
Agreement") with a bank, which can be used to finance property acquisitions and temporary working capital requirements. The borrowing base is redetermined annually, or more often, at the request of the Company. Acquisitions and production increases which have occurred since the last redetermination in December 1997, have resulted in a higher borrowing base. As of November 1, 1998, exclusive of the Sonat acquisition, the borrowing base was estimated at approximately $14.0 million. Including the Sonat acquisition, a $28.0 million borrowing base was established as of

November 1, 1998. The Company currently has $3.0 million of availability and estimates that it will have $4.0 million of availability, net of post-closing adjustments as specified in the purchase and sale agreement.

     The Company intends to refinance its bank debt through a corporate offering of debt and equity securities in early 1999 that may provide longer term financing than presently available under its credit facility. No assurance can be given, however, that the Company will be able to refinance its debt.

     CASH FLOW FROM OPERATING ACTIVITIES

     For the nine months ended September 30, 1998, the Company's net cash flow used in operating activities was $902,000, down $2,184,000 from the comparable period in 1997. These decreases are directly attributable to the reduction in oil and gas prices and the use of cash to reduce current liabilities.

     CAPITAL EXPENDITURES

     The Company's net oil & gas capital expenditures for the three and nine month periods ended September 30, 1998, are as follows:

                                        CAPITAL EXPENDITURES
                                          FOR THE PERIODS
                                               ENDED
                                         SEPTEMBER 30, 1998
                                        --------------------
                                         THREE        NINE
                                        MONTHS       MONTHS
                                        -------      -------
                                              ($000'S)
Evaluated properties.................    $  80       $ 7,678
Unevaluated properties...............      447         1,590
                                        -------      -------
                                         $ 527       $ 9,268
                                        =======      =======

     The capital expenditures for the nine months ended September 30, 1998, were financed principally with the proceeds of the RIMCO financing obtained on December 31, 1997, and additional bank borrowings. On October 30, 1998, the Company closed an acquisition of oil and gas properties from Sonat for approximately $17.4 million. The Company does not expect significant expenditures for the remainder of 1998, as many expenditures are discretionary; however, the Company expects to make approximately $260,000 of development expenditures associated with proved properties owned as of September 30, 1998. In addition, the Company expects to make additional capital expenditures during 1998 to complete the interpretation of 3-D seismic data in its Raceland, Greens Lake and Laurel Grove prospects and to maintain and acquire additional leases. Together these capital costs are estimated to total approximately $150,000 in 1998. The Company also expects to make capital expenditures in 1998 in connection with its joint venture with Bechtel Exploration Company. In addition, the Company expects to incur $240,000 for drilling of such prospects. Cost of completion and facilities would be in addition to the net drilling costs. The Company will fund approximately 7-10% of net drilling and completion expenditures. The Company will enjoy a larger share of well ownership as a result of interests earned in connection with the sale of prospects. Generally carried and reversionary interests will increase ownership to more than 25%. Pending incremental cash flows or financing, the Company may obtain additional interests or elect to drill additional prospects.

     In summary, estimated net expenditures to maintain and develop existing assets are as follows for the next three months:

Property Development and Prospect
  Maintenance........................  $  410,000
Bechtel Joint Venture................     120,000
Drilling.............................     240,000
                                       ----------
                                       $  770,000
                                       ==========

     In early 1998, management has set a goal of acquiring at least $10.0 million of proved producing properties in 1998. Toward that goal, in May 1998, the Company acquired all of the oil & gas assets of an affiliated limited partnership ("Partnership"), for $4,430,000 and 898,000 shares of Texoil common stock. In addition, as discussed in the "Notes to Consolidated Financial Statements", the Company closed an acquisition of producing properties on October 30, 1998, for the net estimated amount of $17.4 million, pending post-closing adjustments.

     CAPITAL EXPENDITURES -- 1999

     The Company cannot predict with accuracy, the level of capital expenditures it may incur in 1999 in connection with acquisitions and development of new producing properties, however, management has set a goal of at least $20.0 million for new acquisitions.

     Based on its existing portfolio of properties and projects, including the recent acquisitions of the Sonat properties, the Company expects to incur $10.0 million of capital expenditures in 1999 as follows:

                                       ($000'S)
                                       ---------
Texoil prospects
     Land, geological &
     geophysical.....................  $     750
     Drilling........................      1,000
Bechtel Joint Venture prospects
     Land, geological &
     geophysical.....................      1,400
     Drilling........................      1,550
Development of proved properties
     Workover and recompletions &
     facilities......................      1,800
     Drilling........................      3,400
     Other...........................        100
                                       ---------
                                       $  10,000
                                       =========

     The Company believes that it will have sufficient capital available from its credit facility, cash flows from operating activities, sale of certain proved properties, sale of drilling participations to industry partners and project financing available in the industry to fund its capital obligations. Certain of the above projected capital expenditures are discretionary and can be deferred, reduced or eliminated. Many development opportunities are held by producing leases and can be deferred indefinitely, while certain prospects are subject to lease maintenance requirements which, if not drilled, could result in additional land costs or potential losses of leases. However, management believes projected expenditures will result in increased production and cash flows and increases in reserve value and will further expose the Company to potentially significant upside from exploration. In addition, the Company has set a goal of acquiring $20.0 million of additional proved properties in 1999.

     In connection with the acquisition of Partnership properties in May of 1998, the Company amended and restated the Partnership Agreement to increase available Partnership capital to $15.0 million for acquisition and development activities. The Company has a Partnership interest equal to 15%. Capital available from the Partnership, with capital available directly to the Company, results in a greater ability to compete for acquisitions. In addition, the Company believes that funds available from traditional sources of equity, debt, and project finance and from its demonstrated ability to acquire industry partners will further expand its ability to pursue strategic corporate and property acquisitions. No assurance can be given, however, that the Company will attract the capital necessary to accomplish these stated goals.

YEAR 2000 COMPLIANCE

     The Company has conducted a review of and will continue to review its software applications for Year 2000 issues. None of the software applications utilized by the Company were developed internally and all have been acquired and routinely updated since early 1996. The Company uses a PC based networked hardware configuration with widely utilized, accepted and supported software productions for its basic operating and office support functions. The primary software applications used by the Company for its oil & gas activities are its accounting, land, production management, engineering, and interpretative exploration software. All such systems were purchased from third party vendors, who are responsible for their maintenance and support, pursuant to the terms of license and use agreements. The most critical systems referred to above are the accounting, land and production systems. Other systems are primarily analytical tools which facilitate and support engineering and geological projects. Based on reviews and inquiries conducted by Company personnel and resultant representations by software vendors, the Company believes its primary software applications are Year 2000 compliant. Accordingly, the Company does not expect to incur any material costs to modify, upgrade or replace its basic business systems over and above ongoing requirements to expand systems, as required by growth and operations. However, the Company is not able, nor does it possess the technical expertise to conduct a comprehensive review of programs and systems purchased from and supported by third parties; and therefore, the Company cannot guarantee that it will not incur problems with such software and business applications.

     Although the Company does not expect Year 2000 issues to have a material impact on its internal operations, it is possible that such issues could adversely affect customers, suppliers and joint venture partners, with the possibility of an adverse impact on the Company. Major issues include, (i) the ability of the Company's customers to accurately and timely measure and pay for quantities of oil and gas production delivered, (ii) the ability of the Company's vendors and suppliers to accurately invoice for services and products and to properly process and account for payments received, (iii) the ability of non-operating partners in Company operated properties to process and pay their share of joint interest billings, as rendered and due, and (iv) the ability of operators, where the Company is a non-operating participant, to disburse net revenue and render joint interest billings to the Company. As part of its basic operating practices, the Company believes it currently has adequate internal controls and procedures in place to account for and monitor material aspects of the above described activities. As Year 2000 approaches, the Company intends to take additional steps to determine the Year 2000 readiness of third parties and to implement additional procedures as it deems reasonably necessary, to account for and take actions necessary to minimize potential problems resulting from third party customers, vendors and partners, outside of the control of the Company. In the opinion of management, the single most significant issue is the timely receipt of payment for oil and gas volumes sold. The majority of the Company's production is from operated properties where the Company sells field production to a relatively small number of purchasers. The Company can readily account for production volumes and prices and aggressively pursue collection, which will be dependent upon the purchasers' ability to make proper and timely payment. The effect of problems associated with third parties, if any, cannot be controlled by the Company and the potential financial impact cannot be estimated with any accuracy. Such matters could have a material impact on the Company.

FORWARD-LOOKING INFORMATION

     This quarterly report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding the Company's business strategy, plans, objectives and beliefs of management for future operations are forward-looking statements. All statements included in this report regarding the impact of the Sonat acquisition on the Company are forward-looking statements and are based on management's best projections. Although the Company believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are discussed elsewhere in this report. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisioned by such forward-looking statements.

                          PART II.  OTHER INFORMATION

Item 1 -- Legal Proceedings -- On October 5, 1998, Texoil was sued for the amount of $33,400 by a former landlord in connection with leased offices occupied by Texoil prior to the Merger with Cliffwood. The Company intends to defend against claims and, in fact, counter-sue for damages. No material changes have occurred in other legal proceedings reported in Registrant's Form 10-KSB for the fiscal year ended December 31, 1997.

Item 2 -- Change in Securities -- None

Item 3 -- Defaults Upon Senior Securities -- None

Item 4 -- Submission of Matters to a Vote of Security Holders -- None

Item 5 -- Other Information -- None

Item 6 -- Exhibits and Reports on Form 8-K

          (a)  Exhibits -- None

          (b) Reports on Form 8-K -- On September 30, 1998, the Company filed a report on Form 8-K, including Item 5, Significant Event, related to a definitive agreement with Sonat Exploration Company to acquire producing oil and gas properties.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          TEXOIL, INC.

Date: November 12, 1998                By: /s/FRANK A. LODZINSKI
                                              FRANK A. LODZINSKI
                                              PRESIDENT AND CEO