Form 10-K
period 1998-12-31
TEXOIL INC /NV/
filed 1999-03-29
CIK 748856

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        Commission file number: 0-12633

                                  TEXOIL, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


               NEVADA                                  88-0177083
   (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
            INCORPORATION
          OR ORGANIZATION)

                      110 CYPRESS STATION DRIVE, SUITE 220
                            HOUSTON, TEXAS 77090-1629
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                 (281) 537-9920
                           (ISSUER'S TELEPHONE NUMBER)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value $.01 per share              Boston Stock Exchange
Class A Warrants exercisable to                     Boston Stock Exchange
  purchase one share of Common Stock
Class B Warrants exercisable to                     Boston Stock Exchange
  purchase one share of Common Stock

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year $10,356,000.

     The aggregate market value of the Common Stock held by non-affiliates of the registrant was $31,927,263 as of March 24, 1999. On such date, the last sales price of registrant's Common Stock was $.8125 per share.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,295,094 shares of Common Stock, $.01 par value, issued and outstanding at March 24, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

    Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                 PAGE
                                                 ----
Item 1.  Description of Business..............     1
Item 2.  Description of Property..............     9
Item 3.  Legal Proceedings....................    17
Item 4.  Submission of Matters to a Vote of
           Security Holders...................    18

                                    PART II

Item 5.  Market for Common Equity and Related
           Stockholder Matters................    19
Item 6.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations......................    20
Item 7.  Financial Statements.................    29
Item 8.  Changes in Registrant's
           Accountants........................    29

                                    PART III

Item 9.  Directors, Executive Officers,
           Promoters and Control Persons;
           Compliance with Section 16(a) of
           the Exchange Act...................    30
Item 10. Executive Compensation...............    31
Item 11. Security Ownership of Certain
           Beneficial Owners and Management...    33
Item 12. Certain Relationships and Related
           Transactions.......................    34
Item 13. Exhibits and Reports on Form 8-K.....    35

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Texoil, Inc. ("Texoil" or the "Company"), is an independent oil and gas company engaged in the acquisition and development of oil and gas reserves through a diversified program which includes purchases of reserves, re-engineering, development and exploration activities currently focused in Texas, Oklahoma and Louisiana with an emphasis on South Louisiana and the Texas Gulf Coast. On December 31, 1997, as more fully described in "Cliffwood Merger", the Company underwent a substantial change in ownership, management, assets and business strategy, as a result of a reverse merger ("the Merger") with Cliffwood Oil & Gas Corp. The Company's address is 110 Cypress Station Drive, Suite 220, Houston, Texas, 77090-1629 and the telephone number is (281) 537-9920. From 1964 through the end of 1997, the Company's business was conducted primarily by its wholly-owned subsidiary, Texoil Company.

CLIFFWOOD MERGER

     On December 31, 1997, the Company acquired Cliffwood Oil & Gas Corp. ("Cliffwood"), a privately-owned independent oil and gas company in a reverse merger transaction ("Merger") that, (i) shifted stockholder control of the Company to the former stockholders of Cliffwood, (ii) changed the composition of the Company's Board of Directors to include a majority of directors nominated by Cliffwood, (iii) completely replaced the executive officers and employees of the Company with those of Cliffwood, (iv) resulted in a significant change in the Company's oil and gas operating strategy, (v) increased the quantity and geographic diversity of the Company's oil and gas assets, and (vi) improved the Company's overall financial position and its capital resources. The acquisition of Cliffwood was accomplished through a reverse merger and related transactions, in accordance with a definitive Plan and Agreement of Merger (the "Merger Agreement") dated December 31, 1997. Information on the Merger is also described in Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Notes to Consolidated Financial Statements, included elsewhere in this annual report. The historical financial information presented herein represents the historical activities of Cliffwood with the net assets of Texoil, existing immediately prior to the Merger, treated as having been acquired on December 31, 1997.

     Cliffwood was a private, independent oil and gas company, whose strategy had been to achieve growth through diversified activities, including purchases of reserves, re-engineering, recompletions, development drilling and exploration. At the time of the Merger, Cliffwood's principal proved reserves were located in Texas. Cliffwood's exploratory drilling efforts were focused primarily in Southern Louisiana and the Texas Gulf Coast. Its drilling strategy was to originate drilling prospects, acquire leases and lease options and solicit participants on a promoted basis. In this way Cliffwood had the potential to earn a net revenue interest in the properties greater than its proportionate cost.

  CONVERSION OF SECURITIES; REPAYMENT OF NON-CONVERTIBLE INDEBTEDNESS

     The Merger Agreement required that all pre-Merger preferred stock and indebtedness of the Company be converted into Common Stock or be repaid, as a condition to closing the Merger. Accordingly, the following securities and indebtedness of the Company which were outstanding immediately prior to the Merger were converted or repaid.

      o The holders of $2.3 million of Texoil's Series A Preferred Stock converted those securities plus accrued dividends into 904,667 shares of Common Stock.

      o Convertible notes held by certain Directors of the Company, amounting to $611,800 in unpaid principal and interest, were converted into 764,795 shares of Common Stock.

      o $1.05 million of unpaid principal and interest on non-convertible notes owed to a Director of the Company and his affiliates was repaid.

      o $4.57 million of unpaid principal and accrued interest on convertible notes owed to affiliates of Resource Investors Management Company ("RIMCO") was converted by the RIMCO affiliates into approximately
          4.83 million shares of Common Stock.

  RIMCO FINANCING

     As a condition to the Merger, on December 31, 1997, Texoil entered into a Note Purchase Agreement (the "RIMCO Agreement") with four limited partnerships of which RIMCO is the controlling general partner (the "RIMCO Lenders"). Under the RIMCO Agreement, the RIMCO Lenders agreed to provide $10.0 million in financing and Texoil issued 7.875% Convertible Subordinated General Obligation Notes in the principal amount of $10.0 million to the RIMCO Lenders (the "Convertible Notes"), which will mature on December 31, 1999 ("Maturity
Date"), subject to extension, under certain terms of the RIMCO Agreement. Interest is payable on the first day of each month. All outstanding principal plus all accrued and unpaid interest is due and payable on the Maturity Date or upon a "Change of Control" as defined in the RIMCO Agreement.

     At any time prior to the Maturity Date, outstanding indebtedness is convertible by holders of the Convertible Notes, in whole or in part, into Texoil Common Stock at a conversion price equal to $1.75 per share, subject to anti-dilution adjustments. Conversion is mandatory if the average per share closing price during a period of 20 consecutive trading days ("Average Price") equals or exceeds 130% of the conversion price (or $2.275 per share). If on December 31, 1999, cash availability of the Company and its subsidiaries (as defined in the RIMCO Agreement), is less than the principal and accrued and unpaid interest outstanding for the Convertible Notes, the RIMCO Lenders can be required to convert the outstanding principal and accrued and unpaid interest into Texoil Common Stock, provided that the market price is 60% of the conversion price ($1.05 per share) or more. Alternatively, if the stock price is less than $1.05, the RIMCO Lenders may elect to convert to common shares at the market price or extend the maturity by approximately 18 months. The indebtedness under the RIMCO Agreement is subject to the terms of a subordination agreement among the RIMCO Lenders, Comerica Bank-Texas, N.A. (for itself and as agent for another lender), the Company and certain subsidiaries.

RECENT DEVELOPMENTS

  ACQUISITIONS AND DEVELOPMENT

     During 1998, the Company made a series of acquisitions, implemented certain development programs, expanded its exploration capabilities, consolidated and increased its interests in certain properties and generally pursued its business strategy. The Company financed its activities through internally generated cash flow and bank debt. A significant acquisition of properties from Sonat Exploration Company ("Sonat"), a subsidiary of Sonat, Inc., was closed on October 30, 1998. The acquisition is referred to throughout this report as the "Sonat Acquisition" or "Sonat Properties". The Sonat Acquisition significantly increased the Company's reserves, cash flows and operating activities in South Texas and Louisiana. The purchase price was approximately $17.1 million at closing, net of post-closing adjustments, as specified in the purchase agreement.

  BANK CREDIT AGREEMENT

     In October 1998, the Company increased and amended its revolving credit agreement ("Credit Agreement") with Comerica Bank-Texas and First Union
National Bank to finance property acquisitions and temporary working capital requirements. The Credit Agreement, as amended, provides up to $50 million in available borrowings limited by a borrowing base (as defined in the Credit Agreement), which was $28 million and $10 million at December 31, 1998 and 1997, respectively. The borrowing base is redetermined annually (or more frequently at the option of the Company) and is reduced over a five-year period. The Credit Agreement provides for an annual facility fee of 1/4% of the initial borrowing base and on any increase thereto, and it also provides for monthly interest payments at the lender's prime rate plus 1/2%. In addition, the Company arranged a London Interbank Offering Rate ("LIBOR") option at 1 3/4% to 2 1/4% over the LIBOR rate, at differing borrowing levels. The Company has granted first mortgages, assignments of production, security agreements and other encumbrances on its oil and gas properties to the lender, as collateral, pursuant to the Credit Agreement.

     The Credit Agreement restricts the payment of dividends on any security, limits the amount of consolidated debt, limits the Company's ability to make certain loans and investments and requires that the Company remain in compliance with certain of its covenants.

BUSINESS STRATEGY

     The Company's business strategy includes the purchase, re-engineering, exploitation and development of proved oil and gas properties as a core business activity, as well as an active exploration and drilling program. The Company's strategy will continue to include exploration and development drilling programs designed to use three dimensional ("3-D") seismic technology with comprehensive integration of subsurface control, production, engineering and other data, as available, as a means of reducing risk.

     Normally the capital budget would be approximately 40% acquisitions, 30% re-engineering and development and 30% exploration. However, considering the current depressed industry conditions, management intends to focus on acquisitions (either purchases of assets or corporate acquisitions and mergers), which it expects will be available in 1999. The Company has budgeted approximately $5 million of capital expenditures in 1999 related to currently held projects. Management has set a goal of $20 million of capital expenditures related to the purchase and development of new properties. If management is successful toward its goal, approximately 67% of its budget will be for purchases and re-engineering of producing properties, with the remainder dedicated to development activities, pre-drilling exploration costs, and exploratory drilling. The proportion of the Company's capital expenditure budget expended for each of these activities could change substantially, depending upon the relative cost of the drilling and acquisition opportunities presented to the Company, the availability of external financing and management's assessment of the risk, cost, and potential return.

     The Company will continue to direct a portion of its capital budget and manpower to exploration activities, by means of retaining direct interests and selling interests in its prospects to industry participants for cash and carried or reversionary interests. Under such arrangements, the Company's percentage interest in revenues from successful drilling could be higher than its percentage share of the cost. This strategy is intended to expose the Company to potentially significant reserve discoveries, reduce risk and lower finding costs. The Company intends to retain the exploration strategy of generating prospects which can be partially sold to industry or institutional partners on a promoted basis. The Company will continue to use a disciplined and financially oriented approach to such projects and will determine its retained interest with full consideration of underlying equity, profits from sales of partial interests, capital resources and cash flows.

  ACQUISITION OF PRODUCING PROPERTIES

     In 1999, management plans to further diversify the Company's operations by placing a greater emphasis on the acquisition of proved properties. Particular emphasis will be placed on currently producing properties where production can be increased through re-engineering, development and exploration activities. The successful acquisition of such properties requires an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental liabilities and other factors which are beyond the Company's direct control. These assessments are inexact and, therefore, the future financial performance of acquired properties is inherently uncertain. In addition, the Company could be liable for some pre-closing liabilities, including possibly, environmental liabilities. There can be no assurance that any properties acquired by the Company will be economically produced or developed. Uneconomical properties could have a material adverse effect on the Company.

  RE-ENGINEERING AND DEVELOPMENT OF PRODUCING PROPERTIES

     A significant part of the Company's efforts will be directed to re-engineering projects designed to enhance current production, lower operating costs and potentially increase the economic life and return on investment of the property. Re-engineering activities may include well workovers, recompletions of existing or untested horizons in existing well bores, installation of artificial lift equipment, revamping production facilities, drilling and installing salt water disposal facilities and the implementation or improvement of water flood or other secondary recovery techniques. While generally involving less risk of failure than drilling operations, re-engineering operations pose the risk that reserve additions or production rate improvements may not be achieved, or that the results obtained are not sufficient to recover the investment and the incremental cost of the re-engineering operations.

  DRILLING ACTIVITIES

     The Company expects that it will continue to engage in both development and exploratory drilling operations. Such activities were limited in 1998 and are expected to be limited in 1999, due to industry conditions. However, the Company intends to maintain a diversified inventory of exploratory and development prospects. The current portfolio includes lower-risk development and exploratory prospects, as well as higher risk exploratory prospects with greater potential. The objective of the Company's near-term strategy is maximization of the value of its existing prospect inventory while reducing its cost and risk exposure. In the near term, the Company plans to retain a 10% to 30% direct working interest in each prospect, plus any carried or reversionary interest retained as part of sales to industry partners. Direct participation may increase as corporate cash flows and capital resources increase. Drilling prospects may result from the evaluation of acquisitions or separate prospects generated internally or through the Company's joint venture with Bechtel Exploration Company. Drilling activities, whether exploratory or developmental, are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that any new wells drilled by the Company will recover all or any portion of the related investment. The cost of drilling, completing and operating wells is often uncertain and cost overruns can occur. The Company's drilling operations might be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control. These factors include financial resources of the Company or its partners, commodity prices, land and title issues, mechanical problems, weather conditions and compliance with governmental requirements. Unsuccessful drilling activities may have a material adverse effect on the Company.

  THREE-DIMENSIONAL SEISMIC SURVEYS

     The Company uses 3-D seismic technology along with other engineering and technical data in its development and exploration activities. 3-D technology involves the application of powerful computer workstations and sophisticated software to seismic data acquired from a dense pattern of shot points to create computer-generated, 3-D displays of subsurface geological formations. Sophisticated seismic equipment and detailed 3-D survey design gather thousands of times more data than conventional 2-D seismic surveys and permit a more comprehensive image of the subsurface. This detail provides a better means to detect seismic anomalies, faults and structural features that are not readily apparent in 2-D surveys. Management believes that 3-D seismic surveys are particularly suited to exploration and development activities in geologically complex areas of the Texas and Louisiana Gulf Coast. Industry statistics have generally shown that 3-D seismic technology, properly used, may reduce drilling risks and costs by reducing the number of dry holes, optimizing well locations and reducing the number of wells required to efficiently develop a discovery.

RESERVE REPLACEMENT AND GROWTH

     The Company's future performance depends upon its ability to acquire and develop additional oil and gas reserves that are economically recoverable. The Company intends to continue its acquisition, development and drilling activities. The Company expects to close additional acquisitions and drill or participate in six to eight wells in 1999; however, no assurances can be given that the Company will be successful or will have sufficient cash flow or sources of external capital to acquire, develop or discover additional reserves at an economical cost. Without successful acquisition, development and exploration activities the Company's reserves will decline.

EMPLOYEES

     As of December 31, 1998, the Company had 28 full time employees, of which 19 are management, technical and administrative personnel and nine are field employees. Contract personnel operate some of the Company's producing fields under the direct supervision of Company employees.

FACILITIES

     The principal offices are located at 110 Cypress Station Dr., Suite 220, Houston, TX, 77090-1629, where the Company occupies approximately 7,600 square feet. The lease provides for gross rent of $80,916 per year and expires on February 1, 2000. The Company may terminate the lease in April 1999, without incremental cost. Prior to the Merger, Texoil occupied approximately 6,700 net square feet of office space located at 1600 Smith, Suite 4000, Houston, Texas, 77002. Under the terms of its prior lease, the Company exercised its option to terminate the lease in September 1998. The Company incurred gross rent expense on its pre-Merger office space through September 1998 of $91,905, which was offset by $16,490 from a sublease for a portion of the space.

RISKS RELATING TO THE BUSINESS OF TEXOIL

  VOLATILITY OF OIL AND GAS PRICES

     The Company's financial condition, operating results, future growth, and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas. During 1998 and early 1999, oil prices have collapsed and gas prices have softened. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms may also be significantly influenced by oil and gas prices. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include:

         o   The supply and price of foreign oil and gas.

         o   The actions of the Petroleum Exporting Countries.

         o   The condition of the United States and world economy.

         o   Political stability in the Middle East and elsewhere.

         o   Weather conditions in the United States.

         o   Governmental regulation.

     The substantial and extended decline in the price of oil and the softening of gas prices, as occurred in 1998, has an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations. Fluctuations in oil and gas prices can also significantly impact the Company's ability to replace and increase its oil and gas reserves. Volatile oil and gas prices make it difficult to estimate the value of producing properties and predict future economic performance.

  HEDGING ACTIVITIES

     In connection with the Sonat Acquisition, the Company hedged certain future natural gas production quantities beginning in early 1999, in order to reduce the Company's sensitivity to price fluctuations. The Company intends to continue to engage in hedging activities through price swaps, derivative financial instruments and other market risk sensitive instruments in connection with new acquisitions, if any. The Company uses such instruments for the purpose of reducing its exposure to the volatility of oil and gas prices and not for speculative investment purposes. While intended to reduce the effects of oil and gas price volatility, hedging transactions may limit potential gains earned by the Company from oil and gas price increases and may expose the Company to the risk of financial loss in certain circumstances. In a typical hedge transaction, it is expected that the Company will receive payment from a counterparty to the hedge of the excess of the fixed price specified in the hedge contract over a floating price based on a market index, multiplied by the volume of production hedged. Conversely, if the floating price exceeds the fixed price, the

Company would be required to pay the counterparty the difference multiplied by the volume of production hedged. The Company would be required to pay the difference between the floating price and the fixed price regardless of whether the Company has sufficient production to cover the quantities specified in the hedge. Under such circumstances, unanticipated reductions in production could require the Company to make payments even when such payments are not offset by proceeds from sales of production. Although the Company could benefit from a hedging arrangement, hedging could also prevent the Company from receiving the full advantage of increases in crude oil or natural gas prices above the fixed price specified in the hedge.

  JOINT OPERATIONS WITH OTHERS; NON-OPERATOR STATUS

     The Company owns less than 100% of the working interest in many of its oil and gas properties. Operations on such properties are likely to be conducted jointly with other working interest owners. Joint operating arrangements are customary in the oil and gas industry and are generally conducted pursuant to a joint operating agreement, whereby a single working interest owner is designated the operator. At present, the Company is the operator of the majority of its oil and gas properties. The Company is also a non-operating working interest owner in numerous wells. For properties where the Company owns less than 50% of the working interest, drilling and operating decisions may not be entirely within the Company's control. If the Company disagrees with the decision of a majority of working interest owners, it may be required, among other things, to postpone the proposed activity, relinquish or farm-out its interest or decline to participate. If the Company declines to participate, it might be forced to relinquish its interest or may be subject to certain non-consent penalties, as provided in the applicable operating agreement. Such penalties typically allow participating working interest owners to recover from the proceeds of production, if any, an amount equal to 200%-500% of the non-participating working interest owner's share of the cost of such operations.

     Under most operating agreements, the operator is given direct and full control over all operations on the property and is obligated to conduct operations in a workman-like manner; however, the operator is usually not liable to the working interest owners for losses sustained or for liabilities incurred, except those resulting from its own gross negligence or willful misconduct. Each working interest owner is generally liable for its share of the costs of developing and operating jointly owned properties. The operator is required to pay the expenses of developing and operating the property and will invoice working interest owners for their proportionate share of such costs. In instances where the Company is a non-operating working interest owner, it may have a limited ability to exercise control over operations and the associated costs of such operations. The success of the Company's investment in such non-operated activities may, therefore, be dependent upon a number of factors that are outside of the Company's direct control.

     Under most operating agreements and the laws of certain states, operators of oil and gas properties may be granted liens on the working interests of other non-operating owners in the well to secure the payment of amounts due the operator. The bankruptcy or failure of the operator or other working interest owners to pay vendors who have supplied goods or services applicable to wells could result in filing of mechanics' and materialmens' liens which would encumber the well and the interests of all joint owners.

  COMPETITION

     The Company encounters strong competition from major and independent companies in acquiring properties and leases for production operations, exploration and development. The principal competitive factors in the acquisition of such oil and gas properties include the staff and data necessary to identify, investigate and purchase such leases, and the financial resources necessary to acquire and develop such leases. Many of the Company's competitors have financial resources, staffs and facilities substantially greater than those of the Company.

  MARKETING OF PRODUCTION

     The Company's oil and gas production is marketed to third parties consistent with industry practices. Typically, oil is sold at the wellhead at field posted prices, plus or minus adjustments for quality and transportation. Natural gas is usually sold under a contract at a negotiated price based upon factors normally considered in the industry, such as gas quality, distance from the well to the pipeline, estimated reserves, liquid hydrocarbon content of natural gas and prevailing supply/demand conditions.

  LIMITED OPERATING HISTORY; RAPID GROWTH

     Cliffwood, which is a wholly-owned subsidiary, commenced operations in February 1996 and thus, has a brief operating history. Cliffwood's rapid growth and that of the Company since the Merger may not be indicative of future results. There can be no assurance that the Company will continue to experience growth in revenues, oil and gas reserves or production. The Company's rapid growth has placed significant demands on its management, personnel, operations and financial resources. Any future growth in oil and gas reserves, production and operations will place significant further demands on the Company. Texoil's future performance and profitability will depend in part on its ability to successfully integrate acquired properties and companies into its operations, hire additional personnel and implement necessary enhancements to its management systems. Although management has substantive and successful prior experience, there can be no assurance that Texoil will be successful in these efforts.

  DEPENDENCE ON KEY PERSONNEL

     The Company's future performance has been and will continue to be highly dependent on Frank A. Lodzinski, Texoil's Chairman of the Board and Chief Executive Officer and on certain members of senior management including Jerry M. Crews, Francis M. Mury and Peggy C. Simpson (all being the founders of Cliffwood and shareholders of the Company). Loss of the services of any of these individuals, or other key personnel, could have an adverse effect on the Company's operations. Texoil does not maintain key-person life insurance on any of its personnel. With continued growth, Texoil will face competition for talented personnel. While the employment markets have softened as a result of poor commodity prices, there can be no assurance that Texoil will be successful in hiring or retaining key personnel.

REGULATION

  ENVIRONMENTAL REGULATION

     Operations of the Company are subject to numerous Federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences; restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities; prohibit or limit drilling activities on certain lands lying within wetlands or other protected areas; and impose substantial liabilities for pollution resulting from past or present drilling and production operations. Moreover, changes in Federal and state environmental laws and regulations could occur and may result in more stringent and costly requirements which could have a significant impact on the operating costs of the Company. The state authorities regulating oil and gas activities have primary regulatory authority over environmental matters. In general, under various applicable environmental programs, the Company may be subject to enforcement action in the form of injunctions, cease and desist orders and administrative, civil and criminal penalties for violations of environmental laws. The Company may also be subject to liability from third parties for civil claims by affected neighbors arising out of a pollution event. Laws and regulations protecting the environment may, in certain circumstances, impose strict liability rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company which were in compliance with all applicable laws at the time such acts were performed. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company. Insofar as such laws and regulations are expanded, amended or reinterpreted, the Company is unable to predict the future cost or impact of compliance.

     The primary environmental, statutory, regulatory and safety regulations that affect the Company's operations include:

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

  SAFETY REGULATIONS

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

  OIL AND GAS REGULATION

     The Federal government and various state and local governments have adopted, and the Company's operations are continuously affected by, numerous and complex laws and regulations related to exploration and drilling for and production, transportation and marketing of oil and natural gas. State and local laws and regulations usually cover such matters as permitting and spacing of wells, unitization and pooling of oil and gas properties, maximum and allowable production rates, environmental protection, pollution control, taxation, bonding and insurance, surface restoration, plugging and abandonment of wells, flaring of gas, underground injection of saltwater and oilfield wastes, gathering and transportation of oil and gas and other related matters. State laws and regulations regarding spacing, unitization and pooling often dictate whether and how much of the Company's leases will be entitled to participate in production from oil and gas wells in which the Company has invested. Local governments are becoming increasingly active in regulating oil and gas activities, especially activities such as the location, drilling and operation of oil and gas wells and the construction and operation of pipelines in or near populated areas.

     In 1992, the Federal Energy Regulatory Commission ("FERC") issued Order
No. 636, which generally required interstate pipelines to "unbundle" or separate their previously combined services for purchasing, transporting, selling, gathering and storing natural gas. Currently, producers sell gas at uncontrolled market prices. The Federal government and various state governments have adopted laws and regulations regarding the methods of calculating lease royalties, the time by which proceeds of production attributable to the interests of others must be paid by producers and the rights of producers to suspend payments for the proceeds of production attributable to others. Federal, state and local governments and their agencies are constantly revising the laws and regulations affecting the oil and gas industry. Such continuing revisions in Federal, state and local regulation could affect the operations of the Company.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     Since the Merger, Company management has integrated the business activities and operations of the separate companies which were both engaged in exploration and production activities. In addition, management and the Company's technical staff has continued to pursue acquisitions of proved properties and exploration prospects consistent with its business strategy.

PRODUCING PROPERTIES

     From the commencement of significant operations in February 1996, the Company has acquired producing properties with the intent of enhancing production and lowering operating costs through re-engineering and development. Management believes further development opportunities and exploration potential exists in several of the fields. The following table lists fields operated by the Company, their location, and approximate working and net revenue interest.

                              OPERATED PROPERTIES

                                                                                  NET
                                                               WORKING          REVENUE
1996 ACQUISITIONS                              COUNTY          INTEREST        INTEREST
                                           --------------     ----------      -----------
TEXAS
Day Dome................................   Madison                   47%              38%
N.E. Madisonville.......................   Madison                   50%              43%
Fort Stockton...........................   Pecos                     40%              32%
Goldsmith-Landreth......................   Ector                     34%              30%
New Diana...............................   Upshur                   100%              82%

1997 ACQUISITIONS
TEXAS
Huff-McFaddin...........................   Victoria                  60%              45%
Magnet Withers..........................   Wharton                   60%              50%
Fort Stockton(1)........................   Pecos                     20%              16%
Goldsmith -- Landreth(1)................   Ector                     16%              14%
Loma Alta...............................   McMullen                  57%              43%
N. E. Madisonville......................   Madison                   71%              57%
Fall City...............................   Karnes                   100%              89%
NEBRASKA
Hayes Field.............................   Hayes                    100%              81%

1998 ACQUISITIONS
TEXAS
Guerra Field............................   Webb & Duval        52.1%-99%      39.1%-69.3%
Goldsmith Landreth(1)...................   Ector                     33%              29%
Fort Stockton(1)........................   Pecos                     40%              32%
Huff-McFaddin(1)........................   Victoria                  40%              30%
Magnet Withers(1).......................   Wharton                   40%              33%
Loma Alta(1)............................   McMullen                  38%              30%
DCRC(2).................................   Duval                    100%          71%-75%
Laredo(3)...............................   Webb & Zapata      96.5%-100%        67.5%-80%
Vaquillas Ranch.........................   Webb                39.2%-40%      31.1%-31.7%
Yorktown................................   Dewitt                   100%              71%
N. Chocolate Bayou......................   Brazoria                  49%            35.2%
S. Pocoso...............................   Webb                     100%            73.1%
S. Kasper...............................   Dewitt                    65%            50.9%

1998 ACQUISITIONS
LOUISIANA
Garrison Gas Unit.......................   Cameron                   75%            50.1%
North Crowley...........................   Acadia              40.5%-60%      35.1%-54.4%
Neale...................................   Beauregard               100%           82.65%

                                                   (FOOTNOTES ON FOLLOWING PAGE)

------------

(1) Incremental interests in previous acquisitions.

(2) Majority of wells are 100%, however, one at 30% W.I., 22.5% NRI.

(3) 70% W.I., 50.5% NRI, and one at 50% W.I., 35.75 NRI

(4) Table does not include subsequent divestitures.

     In addition to the operated fields listed above, the Company has acquired interests in numerous non-operated properties located primarily in Texas, Oklahoma and Louisiana.

EXPLORATION AND DEVELOPMENT PROSPECTS

     The Company's domestic drilling is conducted primarily on prospects located in South Louisiana and along the Texas Gulf Coast. The Company generates its exploratory and development drilling prospects internally (through acquisitions or separately) or through a joint venture ("Joint Venture") with Bechtel Exploration Company ("Bechtel"). Some of the Company's drilling prospects are not fully leased or optioned but are in various stages of development and leasing. The Company classifies individual prospects based on their risk profile. A drilling prospect may be classified as "proved undeveloped" in accordance with rules of the Society of Petroleum Evaluation Engineers
("SPEE") and the Securities and Exchange Commission ("SEC"). Such prospects are referred to herein as "development prospects". All other drilling prospects are classified as exploratory prospects. Risks associated with exploratory drilling range from high risk "wildcat" type activities where little data exists other than seismic data indicating a structure or trap, to lower risk prospects where well control, engineering, production and other data exists, along with seismic data, to indicate the possible presence of hydrocarbons. Lower risk exploratory prospects are referred to as "exploitation" opportunities or prospects. No assurances can be given that any drilling prospect will result in commercial production. A summary of Company prospects is set forth below.

     RACELAND 3-D PROSPECT. The Company currently owns approximately 83% in leases and/or options in the Raceland Prospect, located in Lafourche Parish, Louisiana. Approximately 62 square miles of proprietary 3-D seismic data was acquired in 1996 and processing was completed in 1997. In 1998, as a result of the Merger and change in management, a new technical team was assigned to the Raceland project. The seismic and well data was completely re-mapped and four significant prospects with multiple drilling opportunities were developed. Additional prospects are expected to be defined. Texoil increased its prospect ownership to 83% from about 30%. Approximately 7,600 acres are now under lease or option. The Company is continuing to interpret the 3-D data set for additional prospects. The Company intends to solicit partners, on a promoted basis, to drill the most significant features on its acreage. However, such drilling requires a deep exploratory well estimated to cost in excess of $3.8 million. Industry conditions have adversely affected most corporate budgets and accordingly, although the project has been favorably interpreted by a number of companies, Texoil has yet to assemble adequate drilling partners. The Company intends to maintain the project and solicit partners in 1999. The Raceland Field has produced approximately 27 million barrels of oil and associated natural gas. The productive field and surrounding area has not previously been analyzed by 3-D seismic surveys to detect untested fault blocks or deeper potential. The project area lies in the vicinity of numerous significant fields, including the Lake Boeuf and Southwest Lake Boeuf fields and targets miocene-age sand objectives ranging from 12,000 to 17,000 feet in depth.

     GREENS LAKE 3-D PROSPECT. The Company owns a 30% non-operated working interest in approximately 5,500 gross acres located in Galveston County, Texas. Texoil is attempting to increase its ownership and become the operator. Approximately 22 square miles of proprietary 3-D seismic data was initially acquired in 1996. An initial test well was drilled to a depth of 11,750 feet in the summer of 1997 and determined to be non-commercial. However, more recently, two discovery wells have been drilled by operators immediately offsetting the Company's acreage. Interpretation of the complete 3-D data set continues over prospective areas within the 3-D survey area. Multiple prospects have been developed based on adjacent discoveries, including two proved undeveloped locations, a low risk exploitation prospect, and a deep exploration prospect. Some of the prospects have multiple sand objectives.

     JOINT VENTURE. The objective of the Joint Venture is to generate and lease exploratory, exploitation and development prospects, fully integrating 3-D seismic data with well control, engineering, production and other data, thereby reducing drilling risk. Bechtel contributed numerous prospect leads, resulting from extensive experience in South Louisiana and the Texas Gulf Coast, the use of a 3-D work station and more than 50 square miles of 3-D data in Calcasieu and Cameron Parishes, Louisiana. The Company funded the acquisition of approximately 200 square miles of 3-D seismic data in Lafayette, Vermilion and Acadia Parishes, Louisiana, a limited amount of monthly operating costs and related costs of leasing prospects. The initial 3-D based prospect generation activity is referred to herein as the "Lafayette Project". Joint Venture activities are not confined to the Lafayette Project and, accordingly, the Company retains an 80% interest in all prospects generated by the Joint Venture. That interest is reduced to 75% on prospects generated after the Company is reimbursed for 100% of its costs. The Company generally intends to retain a 10-30% interest in all prospects and sell interests to industry or other partners on a promoted basis.

     The following is a discussion of major prospect areas being developed by the Joint Venture:

     LAFAYETTE PROJECT. The primary focus of this project is to explore for and develop reserves within a 200 square mile 3-D seismic data base located in Acadia, Lafayette and Vermilion Parishes, Louisiana. The 3-D seismic data is being interpreted by Bechtel and Company representatives. Prospective horizons range from 9,000 feet to 17,000 feet subsurface. This project is designed to generate or acquire low risk prospects with multiple objectives. Since September of 1997, this project has generated numerous prospects. To date, Texoil has generally retained a 10% direct interest plus certain carried or reversionary interests. Following is a list of prospects in which Texoil has or intends to directly participate.

  PROSPECT                                   STATUS
 -----------                               -----------
West Ridge...........................  Drilled -- discovery, on production
Lucky Seven..........................  Drilled -- dry-hole
Dixie Cup............................  Drilled -- completing
Dryades..............................  Leased  -- to be drilled
Great Scott..........................  Leased  -- to be drilled
Tee Scott............................  Leased  -- to be drilled
Perry Pass...........................  Leasing

     The Joint Venture has developed additional prospects for which acreage is not presently available. The Joint Venture will monitor lease status and pursue such prospects when able. Additional prospects are expected to be generated from existing data.

     LAROSE PROJECT. The LaRose project is located in Lafourche Parish, Louisiana and includes two development drilling prospects with multiple objective sands, at depths down to approximately 13,500 feet, a shallow exploratory test in a fault block adjacent to production and significant potential below 14,500 feet. The Company presently controls 631 acres in the heart of the play and is considering leasing additional acreage. Prospects have initially been defined using traditional 2-D, well control and engineering techniques and will be further developed with 3-D seismic technology. Shallow objectives can be imaged with existing 3-D coverage which the Company plans to purchase, but deeper potential may require shooting additional data.

     OTHER PROSPECTS. The Company has certain other prospects under lease, option or which are held by production in existing fields. Certain prospects may be drilled without 3-D analysis due to the quality of existing engineering and geological data and nature of the objective reservoir. Additional prospects and leads are expected to be developed as a result of the continuing acquisition, development and exploration program of the Company.

DRILLING ACTIVITIES, RESERVES AND PRODUCTION

     The information set forth below concerning the Company's drilling activities, oil and gas reserves and production reflect the operations of Cliffwood as of and for the periods ended December 31, 1998 and 1997, with the net oil and gas properties of Texoil existing immediately prior to the Merger reflected as an acquisition on December 31, 1997.

DRILLING ACTIVITIES

     During 1998 the Company participated in the drilling of three exploratory wells resulting in two discoveries and one dry hole. Successful drilling resulted in .22 net wells to the Company's interest. No development wells were drilled in 1998.

OIL AND GAS RESERVES

     Presented below is information related to the proved reserves owned by the Company as of December 31, 1998 and 1997. The Company's oil and gas reserves, estimated pre-tax future net cash flows and related discounted present value at 10% ("PV-10 Value") were estimated by T. J. Smith & Company Inc., and W. D.
Von Gonten & Co., independent petroleum engineers.

                                            YEAR ENDED
                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
Proved developed:
     Crude oil (MBbls)...............      7,341      4,138
     Natural gas (MMcf)..............     28,643      7,294
Proved undeveloped:
     Crude oil (MBbls)...............      1,872        565
     Natural gas (MMcf)..............      8,916      4,328
Total proved:
     Crude oil (MBbls)...............      9,213      4,703
     Natural gas (MMcf)..............     37,559     11,622
Estimated pre-tax future net cash
  flows ($000's).....................  $  77,756  $  46,252
PV-10 Value ($000's).................  $  46,191  $  27,116

     The net reserve information listed above is only an estimate. Numerous uncertainties are inherent in estimating quantities of proved reserves and in projecting future rates of production, timing of development expenditures, prices and many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of oil and gas that are ultimately recovered, production rates, operating costs, the amount and timing of future development expenditures and future oil and gas sales prices may all differ from those assumed in these estimates. Therefore, the quantities and values shown above are subject to change and should not be construed as the market value of the estimated oil and gas reserves attributable to Texoil's properties.

     In accordance with SEC guidelines, estimates of future net revenues from the Company's properties and the present value thereof are made using oil and gas sales prices being received as of the dates of such estimates and such prices are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. The average product prices used in these estimates as of December 31, 1998, were $9.51 per barrel of oil and $2.14 per thousand cubic feet of gas, which compares to December 31, 1997, prices of $16.21 per barrel of oil and $2.52 per thousand cubic feet of gas. The specified natural gas prices include the effect of natural gas liquids (NGL's).

PRODUCTION AND SALES

     The following table presents certain information related to oil and gas production from the Company's interest in its properties, average sales price received and average production costs incurred during the two years ended December 31, 1998 and 1997.

                                            YEAR ENDED
                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
Production:
     Oil (MBbls).....................        518        255
     Gas (MMcf)......................      1,468        707
     Total (MBOE)....................        763        373
Average Sales Price
     Oil (MBbls).....................  $   12.29  $   18.50
     Gas (MMcf)......................  $    1.90  $    2.11
     Per BOE.........................  $   12.04  $   17.07
Production costs per BOE.............  $    5.71  $    6.49

     The Company's production is sold primarily to large petroleum purchasers. Due to the quality of its crude oil production, the Company may receive a discount or premium from index prices or "posted" prices in the area. Texoil's gas production is sold primarily to pipelines and/or gas marketers under short-term contracts at prices which are tied to the "spot" market for gas sold in the area. Management believes that certain of the production costs incurred in 1998 and 1997 are a result of initial re-engineering activities that relate to acquired properties and are non-recurring.

     Revenues received (or receivables) from companies comprising more than 10% of the Company's total sales in each of the last two years were as follows:

                                            YEAR ENDED
                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
EOTT Energy..........................        10%        16%
Gateway Gathering....................         5%        20%
Phillips.............................        18%        13%

PRODUCTIVE WELLS AND ACREAGE

     The following table summarizes the producing oil and gas wells in which the Company had a working interest as of December 31, 1998:

                                             OIL WELLS               GAS WELLS                 TOTAL
                                        --------------------    --------------------    --------------------
                                        GROSS(1)     NET(2)     GROSS(1)     NET(2)       GROSS        NET
                                        ---------    -------    ---------    -------    ---------    -------
Texas................................       182         161         131         85          313         246
Louisiana............................        40          28           6          2           46          31
Nebraska.............................        51          48           6          0           57          48
Oklahoma.............................         6           6           0          0            6           6
Other(3).............................        41           1          11          1           52           2
                                            ---      -------        ---      -------        ---      -------
       Total.........................       320         244         154         88          474         333
                                            ===      =======        ===      =======        ===      =======

------------

(1) Gross wells are the total number of wells in which the Company has a working interest.

(2) Net wells are the sum of the Company's fractional working interests in the gross wells.

(3) Includes small geographically scattered non-operated interests in several states.

     The following table shows the Company's developed and undeveloped acreage, as of December 31, 1997.

                                         GROSS       NET
                                       ---------  ---------
Developed Acreage(1).................     52,514     26,128
Undeveloped Acreage(2)...............     20,323     11,464
                                       ---------  ---------
                                          72,837     37,592
                                       =========  =========

------------

(1) Developed acreage is comprised of acres pooled with, unitized from, or assigned to productive wells.

(2) Undeveloped acres are acres on which wells have not been drilled or have not been completed to a point that could permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

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

     "BACK-IN INTEREST" is a carried share in a well that converts to a regular working interest at a specific time, such as payout. The interest of a farmor in a farmout agreement or assignor (the party that turns over their interest) of a lease reverts to a specific share of the working interest for the farmor or assignor after the farmee or assignee (the party that receives the interest in the lease) has recovered specified costs, such as drilling and completion costs from production (back-in right).

     "BARREL OR BBL" refers to 42 U.S. gallons liquid volume and represents the basic unit for measuring crude oil or other liquid hydrocarbons.

     "BOE" refers to one barrel of oil equivalent, which is determined using the ratio of one barrel of crude oil, condensate or natural gas liquids to six Mcf (see below) of natural gas so that six thousand cubic feet of natural gas is referred to as equivalent to one barrel of crude oil, condensate or natural gas liquids.

     "CARRIED INTEREST" OR "CARRIED WORKING INTEREST" is a fractional interest in a lease which is free of all costs of drilling and completing a well up to a certain point, such as to casing point, through the tanks, or during the life of the well. The carried party's expenses are paid by the other parties who own the working interest in the well. After the point is reached, the carried interest usually becomes a working interest and shares in the costs.

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

     "FARM-OUTS" means an agreement whereby the owner of an oil and gas lease who does not desire to drill agrees to assign the lease, or an interest therein, to another who does desire to drill on the prospect of which the lease is a part. The obligation of the lease owner to assign the lease or interest therein is usually conditioned upon the drilling of one or more wells by the farmee and the lease owner generally retains some interest in the interest assigned such as an overriding royalty interest, working interest, production payment, offset acreage or other type of interest.

     "GROSS ACRE" refers to an acre in which a working interest is owned.

     "GROSS WELL" refers to a well in which a working interest is owned.

     "MCF" refers to one thousand cubic feet of natural gas, expressed, where gas sales contracts are in effect, in terms of contractual temperature and pressure bases and, where contracts are nonexistent, at 60F and 14.65 psi.

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

     "PROVED RESERVES" means oil or gas reserves that can be estimated with reasonable certainty to be recoverable under current economic conditions. Current economic conditions include prices and costs prevailing at the time of the estimate. Proved reserves may be developed or undeveloped. In general, reserves are considered proved if commercial producability of the reservoir is supported by actual production or formation tests. Proved reserves must have facilities to process and transport those reserves to market that are operational at the time of the estimate or a commitment or reasonable expectation to install such facilities in the future.

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

     "RETAINED INTEREST" is typically an overriding royalty interest or a working interest that is retained by the party originating a prospect or project. The working interest may take several forms such as a carried working interest and/or a back-in interest or other sharing arrangements whereby the originator earns an interest in production greater than its proportionate cost.

     "REVERSIONARY WORKING INTEREST" is an interest in a well in which the party shares in neither the cost nor the revenues from production until a specific time or event in the well such as the farmee recovering the costs of drilling, completing, and production from the production revenues.

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

ITEM 3.  LEGAL PROCEEDINGS

     Texoil is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's consolidated financial condition of results of operations. A summary of such legal proceedings is as follows:

     (1) Cause No. 94-7447-278-06; Earnest H. Cannon, et al v. J. R. Parten, et al in the 278th Judicial District Court of Madison County, Texas. The Plaintiffs sued certain former mineral Lessees and an affiliated pipeline company and subsequently included Cliffwood Production Co., and the Madison County Energy Limited Partnership for breach and cancellation of certain mineral leases, mineral trespass, surface trespass, trespass damage to the mineral estate, trespass injury to the surface estate, non-payment of royalty, and relinquishment of rights-of-way. Cliffwood Production Co., which is a wholly-owned subsidiary of Cliffwood Oil & Gas Corp., entered into a settlement agreement; however, Plaintiff has not caused the suit to be dismissed.

     (2) Cause No. 99-93557; Mobil Oil Corporation v. Cliffwood Production Co., Texoil Company, and SG Interests V, Ltd., in the 55th Judicial District Court of Harris County, Texas. The Plaintiff sued defendants for non-payment of $442,884.62 in joint interest billings plus interest and attorney's fees. The amount is in dispute because it includes charges for periods in which the defendants did not own the properties, charges which management believes are in excess of the Council on Petroleum Accounting

Standards (COPAS) guidelines and charges which have not been properly supported as required by COPAS in underlying joint operating agreements.

     There can be no assurance that legal proceedings will be resolved in a manner favorable to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on December 11, 1998. The items of business noticed and transacted at the Meeting were: (i) to elect a Board of seven Directors to serve until the next annual Meeting of Stockholders and until their successors are elected and qualified; (ii) to appoint Arthur Andersen LLP as independent public accountants and (iii) to consider and act upon such other business as may properly be presented to the meeting or any adjournment thereof. A total of 39,285,094 shares of the Company's Common Stock, par value $.01 per share, were issued and outstanding as of October 30, 1998, the record date for determining the stockholders entitled to notice of, and the number of shares entitled to vote at the Meeting as a class. The holders of 35,162,972 shares of Common Stock were represented at the Meeting in person or by proxy. These shares were voted as follows:

                                                               PRESENT SHARES
                                       FOR         WITHHELD      NOT VOTING
                                   ------------    --------    --------------
ELECTION OF DIRECTORS:
Frank A. Lodzinski...............    35,159,680      3,292              0
Jerry M. Crews...................    35,159,680      3,292              0
Michael A. Vlasic................    35,159,680      3,292              0
Robert E. LaJoie.................    35,159,680      3,292              0
Thomas A. Reiser.................    35,159,680      3,292              0
Gary J. Milavec..................    35,159,680      3,292              0
T. W. Hoehn III..................    35,159,680      3,292              0
Appointment of Accountants.......    35,159,814        514          2,644

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table lists high and low sales prices for the years 1997, 1998 and for the first quarter of 1999 (through March 24, 1999) of the Common Stock, Class A Warrants and Class B Warrants. The Common Stock trades publicly in the NASDAQ Small-Cap Market under the symbols "TXLI". Both the Common Stock and Warrants trade on the Boston Stock Exchange.

                                               TXLI            TXLIW            TXLIZ
                                           ------------     ------------     ------------
                                           HIGH    LOW      HIGH    LOW      HIGH    LOW
                                           ----    ----     ----    ----     ----    ----
1997
     First Quarter......................   1 7/8   1 1/16   1/2      1/4     1/8     1/32
     Second Quarter.....................   2 1/16  1 5/16   1/2      3/8     1/32    1/32
     Third Quarter......................   1 11/16 1 5/16   1/4      1/4     1/32    1/32
     Fourth Quarter.....................   1 9/16  31/32    15/32   3/16     1/16    1/32
1998
     First Quarter......................   1 3/8   15/16    5/32    1/32     1/32    1/32
     Second Quarter.....................   1 1/4   15/16    1/64    1/64     --       --
     Third Quarter......................   1 1/4   13/32    --       --      --       --
     Fourth Quarter.....................   1 5/16  1/2      --       --      --       --
1999
     First Quarter......................   1 3/32  17/32    --       --      --       --

     As of March 24, 1999, the Company's Common Stock, Class A Warrants and Class B Warrants were held by approximately 898, 17 and 18 holders of record, respectively. No trades occurred for outstanding warrants subsequent to the second quarter of 1998. The warrants expire in May 1999. During 1998 the share price of the Company's Common Stock declined to less than $1.00 per share, which is the NASDAQ minimum share price for continued listing. The Company could be de-listed by NASDAQ. The warrants were delisted by NASDAQ, but all expire May 26, 1999.

DIVIDEND POLICY

     The Company has never paid dividends on its Common Stock and does not intend to pay a dividend in the foreseeable future. The terms of the Credit Agreement and the RIMCO Agreement also prohibit the payment of dividends. The payment of future dividends on Common Stock, if any, will be reviewed periodically by the Company's Board of Directors and will depend upon, among other things, the Company's financial condition, funds available from operations, the amount of anticipated capital and other expenditures, the Company's future business prospects and any restrictions imposed by the company's present or future bank credit arrangements, subordinated notes or any series of preferred stock.

RECENT SALES OF UNREGISTERED SECURITIES

     Pursuant to the Merger Agreement, on December 31, 1997, the Company issued 25,632,159 shares of Common Stock to former Cliffwood shareholders and warrants and options to issue up to 9,203,470 shares of Common Stock to former Cliffwood warrant and option holders in exchange for all of the outstanding shares, warrants and options of Cliffwood. This issuance was made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D of the Securities and Exchange Commission. Two former warrant holders exercised warrants and were issued 2,022,000 shares of Common Stock in 1998; accordingly, remaining warrants and options held by former Cliffwood warrant and option holders total 7,181,470 at December 31, 1998.

     Also pursuant to the Merger Agreement, on December 31, 1997, the Company sold 7.875% Convertible Subordinated General Obligation Notes in the principal amount of $10.0 million to the RIMCO Lenders. This sale was made in reliance on
Section 4(2) of the Securities Act. These notes are convertible into Common Stock under the terms of the RIMCO Agreement. See "Item 1. Description of Business -- RIMCO Financing".

     On May 4, 1998, the Company issued 898,000 shares of common stock to limited partners in connection with the acquisition of certain oil & gas properties from an affiliated partnership (a subsidiary of Texoil served as General Partner).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, reflected in the Index to Consolidated Financial Statements commencing on page F-1.

FORWARD-LOOKING INFORMATION

     This annual report on Form 10-KSB, and in particular this management's discussion and analysis of financial condition and results of operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report and this section of this report including, without limitation, statements regarding the Company's business strategy, plans, objectives, expectations, intent, and beliefs of management related to current or future operations are forward-looking statements. Such statements are based on certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are subject to a number of material risks and uncertainties including assumptions about the pricing of oil and gas, assumptions about operating costs, operations continuing as in the past or as projected by independent engineers, the ability to generate and take advantage of acquisition opportunities and numerous other factors. A detailed discussion of important factors that could cause actual results to differ materially from the Company's expectations are discussed herein under the captions "Item 1. Description of Business", "Item 2. Description of
Property", and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations". Forward-looking statements are not guarantees of future performance and actual results; therefore, developments and business decisions may differ materially from those envisioned by such forward-looking statements.

MERGER -- CHANGE IN MANAGEMENT, CONTROL AND BUSINESS STRATEGY

     As discussed in the Notes to the Consolidated Financial Statements included elsewhere in this annual report, the Company underwent a substantial change in ownership, management, voting control, assets and business strategy as a result of a recapitalization and Merger with Cliffwood. For financial reporting purposes, the Merger was accounted for as a reverse acquisition of Texoil by Cliffwood. Accordingly, all information included in this annual report, including the historical consolidated financial statements, is that of Cliffwood. Also, management's discussion and analysis of financial condition and results of operations presented herein relate to the activities of Cliffwood. Since the Merger, the Company has pursued a different business strategy which includes a more diversified program including acquisitions, re-engineering, development and exploration. The Company made several acquisitions in 1998 and further implemented its development and exploration programs, culminating with a significant acquisition of the Sonat properties in the fourth quarter of the year. As described herein, management intends to continue to pursue its strategy and anticipates that additional acquisition opportunities will become available as a result of depressed prices.

GENERAL

     Texoil is an independent oil & gas company engaged in the acquisition and development of oil and gas reserves through an active and diversified program which includes purchases of reserves, re-engineering, development and exploration activities, currently focused in Texas, South Louisiana and the Texas Gulf Coast.

     As further discussed herein, future growth in assets, earnings, cash flows and share values are dependent upon the Company's ability to acquire, discover and develop commercial quantities of oil and gas reserves that can be produced at a profit and assemble an oil and gas reserve base with a market value exceeding its finding and production costs. Product prices, particularly the price of crude oil, have dropped significantly during 1998 and, in the opinion of management, cannot be reasonably expected to increase to 1996-1997 levels in the short term. The industry-wide reduction in prices has adversely affected revenues and net cash flows of the Company, as well as most companies in the industry, particularly those whose assets were concentrated in oil reserves. Furthermore, reduced cash flows have adversely affected the capital budgets of major oil companies and independents. Such depressed industry conditions have led to certain contractions among many companies including, among others, work-force reductions, reorganizations, capital budget decreases, and elimination or deferral of new ventures. Such industry conditions may adversely affect Texoil's ability to solicit industry partners to participate in projects originated by Texoil on a promoted basis.

     In the opinion of Texoil management, however, current industry conditions may result in opportunities for companies that can effectively compete for cost-efficient capital and deploy a business strategy that results in growth. Costs of labor and certain drilling and field products and services have declined. In addition, major companies and large independents may continue or expand divestitures of "non-core" properties as they reorganize, downsize and attempt to streamline business operations. Smaller companies may be forced to sell assets that were acquired based on higher product prices, or upon anticipated development activities which may not be economically attractive at current price levels. Lastly, companies may choose or be forced to liquidate, consolidate or merge to reduce costs and improve shareholder value.

     Accordingly, Texoil's management has developed a corporate action plan and intends to acquire, discover and develop oil and gas reserves, aggressively pursue corporate acquisitions and mergers and achieve continued growth. In addition management continues to focus on reducing operating and administrative costs on a per unit basis. The plan is merely an expansion and adaptation of the business plan which was conceived and implemented by management in early 1996, and has resulted in significant growth to date. See "Impact of Changing Prices and Costs" and "Corporate Efforts to Offset Declining Prices" below. Other elements of the action plan are as follows:

          (1) Further diversify and enhance the portfolio of proved properties. In the short term, focus on natural gas reserves that can favorably impact operating ratios and cash flows. Acquire properties with long term, development and exploration potential.

          (2) Expand the Company's drilling (development and exploration) programs and increase its direct participation, but continue to solicit industry or institutional partners on a promoted basis.

          (3) Continue cost-containment efforts directed toward controlling and reducing per-unit operating and general and administrative costs.

          (4) Selectively seek asset or corporate acquisitions and mergers for cash or Texoil shares.

          (5) Increase equity and long-term financing through available means, whether through direct placement of securities or through acquisition activities.

          (6) Selectively employ additional technical and management personnel (as earnings and cash flows permit) with a reasonable incentive program based on achievement of goals.

     While the impact and success of this action plan cannot be predicted with any accuracy, management's goal is to replace production and further increase its reserve base at an acquisition or finding cost that will yield current revenues, cash flows, profits and share appreciation, and will further position the Company for additional growth when prices recover.

RECENT SIGNIFICANT PROPERTY ACQUISITION

     The Company closed a purchase of nine proved oil and gas fields from Sonat on October 30, 1998. In the opinion of management, the acquisition is a significant event for the Company, consistent with its business strategy and action plan discussed above. The acquisition increased estimated proved gas reserves by 148% and oil reserves by 25%. As a result of the Sonat acquisition and other acquisitions and development activities which occurred in 1998, the Company's gas reserves increased by 223% and oil reserves increased by 96%, net of 1998 production, over prior year-end levels. Furthermore, 1998 gas and oil production increased 108% and 103%, respectively, over 1997 levels. Based on independent engineering evaluations, absent unforeseen events, the Company projects gas production to increase by approximately 141% and oil production to increase by 43%, respectively, in 1999 over 1998 levels. Cash flows from Company properties are estimated to increase approximately $4.8 million in 1999 -- based on 1998 average prices. The projected level of cash flows is approximately 111% greater than 1998. The Sonat properties, being the largest acquisition of the year, were acquired as proved producing properties with anticipated future development and drilling potential. Texoil is the operator of seven fields and receives certain operating fees in addition to cash flows from production. The Sonat acquisition favorably impacts the Company's gas to oil reserve ratio from approximately 25% gas to 40% gas and more favorably impacts the oil and gas production ratio from 25% gas to 45% gas, based on independent engineering reports and expected production. Management believes the impact on revenues and cash flows will be positive and will improve the short-term earnings outlook for 1999, even considering continued low prices and the related increase in financing costs.

OIL & GAS PROPERTIES

     The Company uses the full-cost method of accounting for its investment in oil and gas properties. Under the full-cost method, all costs of acquisition, exploration and development of oil and gas reserves are capitalized separately for each cost center (generally defined as a country). Capitalized balances are referred to as the "Full-Cost Pool" and are further classified as evaluated or unevaluated. Evaluated costs are those where proved reserves have been determined or where the property has been impaired or abandoned. Such costs are subject to depletion, depreciation and amortization expense ("DD&A"). Unevaluated costs are not subject to DD&A and generally require additional geological, geophysical and/or engineering evaluation prior to management's decision to drill, develop or abandon such properties. When such properties are evaluated, capitalized costs will be transferred to an evaluated status and included in the calculation of DD&A. Depletion expense is calculated using the units of production method based on the ratio of current production to total proved recoverable oil and natural gas reserves. The units of production are applied to a cost base which includes net capitalized evaluated costs plus an estimate of costs to be incurred in the development of non-producing reserves ("undeveloped reserves"). Under the full-cost method, a write-down of oil and gas properties must be charged to operations if net capitalized costs at the end of each quarterly reporting period exceed the estimated discounted future net revenues of proved oil and natural gas reserves, using current oil and gas prices and costs, held constant over the life of the properties, plus the lower of cost or fair value of unevaluated properties, both on an after-tax basis (the "full cost ceiling").

     Capitalized costs include payroll and related costs of technical personnel which are directly attributable to the Company's oil and gas acquisition, exploration and development activities. Amounts capitalized for the years ended December 31, 1998 and 1997 were $640,000 and $340,000, respectively.The Company capitalizes interest attributable to oil and natural gas properties which are not subject to amortization and are in the process of being evaluated. Included in unevaluated capitalized costs for the years ended December 31, 1998 and 1997, are interest costs of $395,000 and $70,000, respectively.

     At the end of 1998, the Company's full cost ceiling exceeded net capitalized costs by approximately $5.4 million. However, a write-down was recorded in the second quarter of 1998, and is reflected in the 1998 results of operations. During 1998, decreases in the discounted present value of proved reserves resulting from price reductions were offset by additional quantities of proved developed and undeveloped reserves resulting from the Company's acquisition and development program, the Sonat Acquisition and technical evaluation and substantiation of certain proved undeveloped reserves. Net capitalized costs could exceed the full cost ceiling in future periods due to downward revisions to estimates of proved reserve quantities, further declines in oil and gas prices, increases in operating costs, unsuccessful exploration and development activities, impairment of unevaluated properties or other factors which cannot be reasonably predicted by the Company. Once recorded, a write-down of oil and gas properties cannot be reversed at a later date, even if estimated reserve quantities or oil and gas prices subsequently increase. Accordingly, the $1.2 million write-down recorded in the second quarter of 1998 could not be reversed at year-end. Management believes that independent reserve estimates, which represent the basis for calculating limitations on capital costs, are reasonable using SEC prescribed guidelines, under present operating conditions and circumstances. However, reserve estimates and forecasts are inherently imprecise and, therefore, subject to significant future changes.

RESULTS OF OPERATIONS

  TWELVE MONTHS ENDED DECEMBER 31, 1998, COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1997.

     The Company recorded a net loss of $886,000 and net income of $638,000 for twelve months ended December 31, 1998 and 1997, respectively. The $1.5 million decrease in the Company's comparative net income resulted primarily from the following factors:

                                        NET AMOUNT CONTRIBUTING
                                        TO INCREASE (DECREASE)
                                             IN NET INCOME
                                        -----------------------
                                                (000'S)
Oil and gas sales....................           $ 2,823
Lease operating and workover
  expenses...........................            (2,144)
Production taxes.....................              (214)
General and administrative
  expenses -- net                                  (378)
Depletion, depreciation and
  amortization expense ("DD&A")....            (1,590)
Writedown of oil & gas properties....            (1,208)
Interest expense -- net..............              (614)
Other income -- net..................               410
Provision for income taxes...........             1,391
                                        -----------------------
                                                $(1,524)
                                        =======================

     The following discussion applies to the changes shown above.

     The $2.8 million or 45% increase in net oil and gas sales is primarily attributable to the increase in production volumes resulting from the acquisition and development of properties during 1998. The increase in production volume was offset by a significant decrease in oil prices, as shown in the table presented immediately below.

                                                          YEAR ENDED
                                         PERCENT         DECEMBER 31,
                                         INCREASE    --------------------
                                        (DECREASE)     1998       1997
                                        ----------   ---------  ---------
Gas Production (Mcf).................       108%         1,468        707
Oil Production (Bbls)................       103%           518        255
Barrel of oil equivalent (BOE)              105%           763        373
Average Price Gas (per Mcf)..........       (10%)    $    1.90  $    2.11
Average Price Oil (per Bbl)..........       (34%)    $   12.29  $   18.50
Average Price per BOE................       (29%)    $   12.04  $   17.07

     Lease operating expenses and workover costs increased $2.1 million or 69%. On a unit-of-production, barrel of oil equivalent ("BOE") basis, costs were actually reduced 12%. The dollar increase is a result of the acquisition and development of oil and gas properties in 1998. On a BOE basis, production volumes increased 105% over the prior year. Accordingly, lease operating expenses increased primarily as a result of additional production volumes. The Company expects further reductions to lease operating expenses on a BOE basis in 1999 as a result of the Sonat Acquisition and field re-engineering and development activities. Production taxes increased by $214,000 or 67% due to increased production volumes and revenues.

     General and administrative costs increased $378,000 or 36%. The percentage increase in general and administrative expenses was considerably less than the increases in production and revenues as a result of both rigorous cost containment efforts and production increases. On a BOE basis, general and administrative expenses actually were reduced by 34% in 1998 over 1997 levels. The dollar increase is comprised primarily of increases in management, operating and administrative staffing associated with the Company's growth. The Company must attract and retain competent management, technical and administrative personnel to pursue its business strategy and fulfill its contractual obligations.

     The $1.6 million or 127% increase in DD&A expenses is primarily due to the increase in oil and gas production volumes and capitalized balances subject to DD&A, offset by increases in estimated recoverable reserves, resulting from the acquisition and development of gas and oil properties. Capitalized costs included in the Full-Cost Pool and subject to DD&A were $42.9 million and $16.0 million at December 31, 1998 and 1997, respectively. In addition, estimated future development costs associated with proved undeveloped reserves in the amount of $14.6 million and $5.3 million at December 31, 1998 and 1997, respectively, were included in the DD&A calculations. The ratio of current year production to total estimated proved reserves (unit of production rate) was 4.9% in 1998 as compared to 5.6% in the prior year.

     The write-down of oil and gas properties in the amount of $1.2 million represents a non-cash charge to operating expenses, required pursuant to SEC rules. This write-down was largely the result of a significant downward movement in oil prices in the second quarter of 1998. The write-down reduces the carrying cost of assets to the full-cost ceiling as prescribed by SEC rules. Although management and most industry participants believe the current prices will improve in the future, such current prices, without the benefit of anticipated price recovery, must be used in the ceiling test calculations. See "Impact of Changing Prices and Costs" below.

     Interest expense increased by $614,000 primarily due to the increased long-term debt used to finance acquisitions. Interest expense was $982,000 in 1998 and is expected to be $2.3 million in 1999; however, the Company plans to replace some debt with equity and, therefore, reduce projected interest expense.

     Other income increased $410,000 in 1998 principally due to increased operations overhead reimbursements, engineering consulting fees and interest income.

     The provision for income taxes decreased by $1.4 million due to the recognition of an income tax benefit for the year-ended December 31, 1998, in the amount of $1.0 million or 53% of the pre-tax loss. The Company recorded a net deferred tax asset in 1998 of $788,000 (which had the effect of reducing the reported net loss) because the future utilization of income tax benefits is more likely than not, considering projections of future taxable income and cash flows based on independently prepared reserve reports.

IMPACT OF PROPERTY ACQUISITIONS AND DEVELOPMENT

     Acquisitions and development of the oil and gas properties in 1998 is expected to increase revenues by approximately $6.7 million in 1999, and net cash flows from Company properties by approximately $4.8 million, based solely on estimated production from proved producing reserves. These estimates assume the average prices realized in 1998 will be realized in 1999 and further assume a reduction of approximately $1.40 per BOE in total Company operating expense (from $5.71 to $4.31 per BOE). The projected reduction in per BOE operating expenses is consistent with the prior performance of the Company and is a direct result of the Sonat Acquisition (which results in a higher ratio of gas production with lower operating expenses per BOE), re-engineering and development activities and cost-containment efforts. These estimates are exclusive of any projected cash flows from additional development and drilling activities. Estimates are based on independent reserve reports prepared by third parties in connection with required year-end reporting and planned Company activities. The Company does not expect net general and administrative expenses to increase significantly in 1999 as a result of 1998 activity. The anticipated increase in direct general and administrative expenses is approximately $300,000 per year, with most of the increase being attributable to new business development activities. The Company financed its activities largely with bank debt and, accordingly, gross interest expense is expected to increase by approximately $1.3 million on an annual basis.

     Based on independent engineering studies, cash flows could increase as a result of the development of non-producing reserves through workovers, recompletions and enhancements to production facilities and through development drilling. In addition, net cash flows could be favorably affected by price improvements and additional reductions to per-unit operating costs. No assurance can be given, however, that the Company will be able to successfully and economically develop additional reserves.

IMPACT OF CHANGING PRICES AND COSTS

     Texoil's revenues and the carrying value of its oil and gas properties are subject to significant change due to changes in oil and gas prices. As previously mentioned, oil prices have declined appreciably during 1998 and remained at low historical levels through the end of 1998. Average oil prices in 1998 were 34% and 46% lower than 1997 and 1996, respectively. Management expects low oil prices to prevail in 1999. Gas prices have also softened. Texoil's revenues have increased despite these significant reductions in prices. Should prices continue to fall or fail to increase to levels which will facilitate repayment of debt and reinvestment of cash flow to replace current production, the Company could experience difficulty in continuing its growth, developing its assets and attracting additional capital. The Company believes that oil prices have bottomed out and could rebound within the next year. The Company has maintained positive cash flows including its financing and administrative costs. Low oil prices have caused many in the industry to reduce capital spending, which in turn affects the Company's ability to attract partners for Company sponsored exploration and development activities and the terms of such participation. Thus far, the Company has generally been able to attract partners and expects to participate in the drilling of six to eight wells in 1999. However, prolonged low prices could adversely affect certain projects and the Company may be required to withdraw certain prospects from the market.

     Although prices have declined to levels which have not existed in the past decade, the costs of field labor and services have not declined proportionately. While the Company has benefitted from some general industry cost declines, such costs could increase in the future.

CORPORATE EFFORTS TO OFFSET DECLINING PRICES

     Early in the second quarter of 1998, in an effort to mitigate the adverse effect of low oil prices, the Company implemented numerous cost-saving programs designed to reduce operating and administrative costs and enhance net revenues during this difficult period in the industry. Rather than impose staff reductions of technical and other personnel, the Company chose to implement a salary reduction program, defer salary increases and retain its current level of staffing. As a result, the Company has not lost any of its staff. In addition, the Company has taken steps to reduce certain occupancy and office expenses. Certain salaries were restored to prior levels in connection with the Sonat Acquisition, but annual increases continue to be deferred. While the reductions have been difficult, staff morale remains high and the Company has remained committed to its goals.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to finance its future acquisition, development and exploration activities through cash flow from operating activities, its bank credit facility, sale of non-strategic assets, various means of corporate and project finance and ultimately through the issuance of additional securities. In addition, the Company intends to continue to subsidize drilling activities through the sale of participations to industry partners on a promoted basis, whereby the Company will earn working interests in reserves and production greater than its proportionate capital cost.

  RIMCO FINANCING

     On December 31, 1997, Texoil entered into the RIMCO Agreement and issued 7.875% Convertible Subordinated General Obligation Notes in the principal amount of $10 million to the RIMCO Lenders ("Convertible Notes"). The financing matures on December 31, 1999, or upon a change in control. The Maturity Date is subject to certain extensions. At any time prior to the Maturity Date, outstanding indebtedness is convertible into Texoil Common Stock at a conversion price of $1.75 per share, subject to anti-dilution adjustments. Texoil may convert all of the outstanding indebtedness under the Convertible Notes into Common Stock if the average closing price per share during a period of 20 consecutive trading days equals or exceeds 130% of the conversion price. If on December 31, 1999, cash availability of the Company (as defined below) and its subsidiaries is less than the principal and accrued and unpaid interest outstanding under the Convertible Notes, the RIMCO Lenders can be required to convert the outstanding principal and accrued and unpaid interest into Texoil Common Stock, if the average market price exceeds $1.05 per share. Alternatively, if the market price of the common stock is less than $1.05, the RIMCO Lenders can elect to extend the maturity by approximately 18 months or convert at market price. Cash Availability is generally defined as bank borrowing capacity plus cash, and other working capital less current liabilities and an amount equal to six months operating expenses. The Company granted registration rights to the holders of the Convertible Notes upon conversion of debt related to shares issued. Management believes that it can achieve a share price which will result in a conversion to common stock or refinance these notes.

     The indebtedness under the RIMCO Agreement is subject to the terms of a subordination agreement among the RIMCO Lenders, Comerica Bank -- Texas, N. A. (as agent for itself and another lender), Cliffwood Oil & Gas Corp., Cliffwood Energy Company and Cliffwood Production Co., whereby indebtedness under the RIMCO Agreement is subordinated in right of payment and the RIMCO Lenders are subject to restrictions on their right to exercise remedies. The subordination provisions do not affect the ability to convert indebtedness into Common Stock of Texoil.

  CREDIT FACILITY

     At December 31, 1998, the Company had available borrowing capacity of $2.4 million in accordance with a revolving credit agreement ("Credit Agreement") with a bank, which can be used to finance property acquisitions and temporary working capital requirements. The borrowing base is redetermined annually, or more often, at the request of the Company. As of November 1, 1998, a $28 million borrowing base was established. The Company intends to refinance its bank debt through a corporate offering of securities in 1999 that may provide longer term financing than presently available under its credit facility. No assurance can be given, however, that the Company will be able to refinance its debt.

  CASH FLOW FROM OPERATING ACTIVITIES

     For the year ended December 31, 1998, the Company's net cash flow provided by operating activities was $1.6 million down $1.1 million from the prior year. These decreases are directly attributable to the reduction in oil and gas prices and the use of cash to reduce current liabilities. The Company expects 1998 acquisitions and development activities to increase cash flows from operating activities significantly in 1999.

  CAPITAL EXPENDITURES

     The Company's net oil and gas capital expenditures for the years ended December 31, 1998 and 1997, are as follows:


                                       CAPITAL EXPENDITURES
                                       FOR THE YEARS ENDED
                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
                                             ($000'S)
Acquisition of properties:
     Evaluated properties............  $  25,704  $  10,514
     Unevaluated properties..........      3,069      4,618
                                       ---------  ---------
                                       $  28,773  $  15,132
                                       =========  =========

     Capital expenditures for 1998 were financed principally with the proceeds of the RIMCO financing obtained on December 31, 1997, and additional bank borrowings. On October 30, 1998, the Company closed an acquisition of oil and gas properties from Sonat Exploration Company for approximately $17.1 million. Other capital expenditures included the acquisitions of incremental interests in fields previously acquired by the Company, new acquisitions and re-engineering and development expenditures.

     The Company expects to make additional capital expenditures during 1999 to complete the interpretation of 3-D seismic data in its Raceland and Greens Lake prospects and to maintain and acquire additional leases. In addition, the Company expects to make pre-drilling capital expenditures in 1999 in connection with its Joint Venture with Bechtel Exploration Company. The Company expects to fund approximately 10% to 20% of net drilling and completion expenditures. The Company will enjoy a larger share of well ownership as a result of interests earned in connection with the sale of prospects. Generally carried and reversionary interests are expected to increase ownership to more than 25%. Pending incremental cash flows or financing, the Company may retain additional interests or elect to drill additional prospects.

     Based solely on its existing portfolio of properties and projects, including the recent acquisitions of the Sonat properties, the Company expects to incur $5.0 million of capital expenditures in 1999, as follows:

                                        ($000'S)
                                        --------
Texoil prospects
     Land, geological &
      geophysical....................    $   550
     Drilling........................        850
Bechtel Joint Venture prospects
     Land, geological &
      geophysical....................        600
     Drilling........................        720
Development of proved properties
     Re-engineering, facilities......        680
     Well recompletions..............      1,100
     Drilling........................        500
                                        --------
                                         $ 5,000
                                        ========

     The Company believes that it will have sufficient capital available from its credit facility, cash flows from operating activities, sale of certain proved properties and sale of drilling participations to industry partners to fund the above listed capital expenditures. Certain of the projected capital expenditures are discretionary and can be deferred, reduced or eliminated. Many development opportunities are held by producing leases and can be deferred indefinitely, while certain prospects are subject to lease maintenance requirements which, if not drilled, could result in additional land costs or potential losses of leases. However, management believes projected expenditures will result in increased production and cash flows and increases in reserve value and will further expose the Company to potentially significant upside from exploration.

     The Company cannot predict with accuracy the level of capital expenditures it may incur in 1999 in connection with acquisitions and development of new producing properties; however, management has set a goal of $20 million for the acquisition and development of new properties. This goal will require additional corporate or project financing to be obtained by the Company.

     In connection with the acquisition of properties from an affiliated partnership, in May of 1998 the Company formed a new partnership, being the Cliffwood Acquisition 1998 Limited Partnership ("Partnership") for acquisition and development activities. The Company has a Partnership interest equal to 15%, which increases to 60% when the limited partners recoup their investment plus a specified rate of return. Capital available from the Partnership results in a greater ability to compete for acquisitions. In addition, the Company believes that funds available from traditional sources of equity, debt and project financing and from its demonstrated ability to acquire industry partners will further expand its ability to pursue strategic corporate and property acquisitions. No assurance can be given, however, that the Company will attract the capital necessary to accomplish these stated goals.

PRE-MERGER TAX NET OPERATING LOSS CARRYFORWARDS

     Prior to the Merger, Texoil had approximately $8.8 million of tax net operating loss ("NOL") carryforwards at December 31, 1997, which begin to expire in the year 2000. Additionally, approximately $2.4 million in depletion carryforwards and $52,000 of investment tax credit ("ITC") carryforwards remained at December 31, 1997. Section 382 of the Internal Revenue Code of 1986, as amended, limits the availability of the NOL and ITC carryforwards if there is a change of ownership of more than 50% of the Company within a retroactive three-year period. Due to the Merger and change in ownership, the Company will be limited in its future utilization of the NOL and ITC carryforwards to an amount equal to the product of the Federal long-term tax-exempt bond rate prescribed by the Internal Revenue Service and the fair market value of the Company immediately prior to the time of the ownership change.

YEAR 2000 COMPLIANCE

     The Company has conducted a review of and will continue to review its software applications for Year 2000 issues. None of the software applications utilized by the Company were developed internally and all have been acquired and routinely updated since early 1996. The Company uses a PC based networked hardware configuration with widely utilized, accepted and supported software applications for its basic operating and office support functions. The primary software applications used by the Company for its oil and gas activities are its accounting, land, production management, engineering and interpretative exploration software. All such systems were purchased from third party vendors, who are responsible for their maintenance and support, pursuant to the terms of license and use agreements. The most critical systems referred to above are the accounting, land and production systems. Other systems are primarily analytical tools which facilitate and support engineering and geological projects. Based on reviews and inquiries conducted by Company personnel and resultant representations by software vendors, the Company believes its primary software applications are Year 2000 compliant. Accordingly, the Company does not expect to incur any material costs to modify, upgrade or replace its basic business systems over and above ongoing requirements to expand systems, as required by growth and operations. However, the Company is not able nor does it possess the technical expertise to conduct a comprehensive review of programs and systems purchased from and supported by third parties; therefore, the Company cannot guarantee that it will not incur problems with such software and business applications.

     Although the Company does not expect Year 2000 issues to have a material impact on its internal operations, it is possible that such issues could adversely affect customers, suppliers and joint venture partners, with the possibility of an adverse impact on the Company. Major issues include, (i) the ability of the Company's customers to accurately and timely measure and pay for quantities of oil and gas production delivered, (ii) the ability of the Company's vendors and suppliers to accurately invoice for services and products and to properly process and account for payments received, (iii) the ability of non-operating partners in Company operated properties to process and pay their share of joint interest billings, as rendered and due, and (iv) the ability of operators, where the Company is a non-operating participant, to disburse net revenue and render joint interest billings to the Company. As part of its basic operating practices, the Company believes it currently has adequate internal controls and procedures in place to account for and monitor material aspects of the above described activities. As Year 2000 approaches, the Company intends to take additional steps to determine the Year 2000 readiness of third parties and to implement additional procedures as it deems reasonably necessary, to account for and take actions necessary to minimize potential problems resulting from third party customers, vendors and partners outside of the control of the Company. In the opinion of management, the single most significant issue is the timely receipt of payment for oil and gas volumes sold. The majority of the Company's production is from operated properties where the Company sells field production to a relatively small number of purchasers. The Company can readily account for production volumes and prices and aggressively pursue collection. The effect of problems associated with third parties, if any, cannot be controlled by the Company and the potential financial impact cannot be estimated with any accuracy. Such matters could have a material impact on the Company.

ITEM 7.  FINANCIAL STATEMENTS

     See page F-1 for Index to Consolidated Financial Statements.

ITEM 8.  CHANGES IN REGISTRANT'S ACCOUNTANTS

PREVIOUS INDEPENDENT ACCOUNTANTS

     Texoil dismissed BDO Seidman LLP ("BDO") as its principal independent accountants on March 4, 1998.

     The reports of BDO on the Company's financial statements for the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was such opinion qualified or modified as to uncertainty, audit scope or accounting principles, except that it was modified as to uncertainty as follows:

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

     The initial decision to change accountants was approved by the Company's Audit Committee.

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

NEW INDEPENDENT ACCOUNTANTS

     Texoil engaged Arthur Andersen LLP as its independent public accountants as of March 4, 1998. Arthur Andersen LLP was formerly the independent public accountants for Cliffwood Oil & Gas Corp. Texoil did not consult Arthur Andersen LLP on any accounting, audit or financial reporting issue during its two previous fiscal years or through March 4, 1998. The selection of Arthur Andersen LLP as independent public accountants was ratified by a shareholder vote at the annual meeting held on December 11, 1998.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the names, ages and positions of the directors and executive officers of the Company. All directors are elected for a term of one year and serve until their successors are elected and qualified. All executive officers hold office until their successors are elected and qualified.


NAME                                      AGE   POSITION WITH THE COMPANY
----                                      ---   -------------------------
Frank A. Lodzinski (1).................   49  Chairman of the Board, President,
                                                Chief Executive Officer and
                                                Director
Jerry M. Crews (1).....................   48  Executive Vice President,
                                                Secretary and Director
T.W. Hoehn, III........................   48  Director
Robert E. LaJoie (1), (2), (3)            73  Director
Gary J. Milavec (2)....................   37  Director
Thomas Reiser (2), (3).................   47  Director
Michael A. Vlasic (1)..................   38  Director

------------

(1) Member of Executive Committee

(2) Member of Audit Committee

(3) Member of Compensation Committee

     FRANK A. LODZINSKI has been Chairman of the Board, President, Chief Executive Officer and a Director of the Company since the Merger. He has been President and a Director of Cliffwood since he founded a predecessor entity and commenced operations in February 1996. From January 1992 to February 1995 he served as President and a Director of Hampton Resources Corporation, a public corporation which he co-founded. From February 1995, when Hampton was sold to Bellwether Exploration Company, to February 1996, he was self-employed and was a consultant to Bellwether Exploration Company. From 1984 to 1992, Mr. Lodzinski was engaged in the oil and natural gas business through Energy Resource Associates, Inc., a closely-held Texas corporation which he owned and controlled. Prior to 1984, he was employed in public accounting with Arthur Andersen LLP and in various capacities with independent oil and gas companies. He is a Certified Public Accountant and holds a BSBA degree from Wayne State University.

     JERRY M. CREWS has been an Officer and Director of the Company since the Merger and was an Officer and Director of Cliffwood since April 1996. For the preceding 12 years he was an Officer of Citation Oil & Gas Corp., and was responsible for all production operations. His experience includes acquisitions, drilling and development operations in most of the producing basins of the United States. Prior experience was with Conoco and Lear Petroleum. He holds a B.S. in Petroleum Engineering from Texas A&M University.

     T. W. HOEHN, III has been a Director of the Company since 1984. He is President and General Manager of Hoehn Motors, Inc., a multi-line automobile agency located in Carlsbad, California, where he has been employed since 1975. He is a graduate of Stanford University.

     ROBERT E. LAJOIE has been a Director of the Company since the Merger and was a Director of Cliffwood since July 1996. Mr. LaJoie retired in 1977 and is a private investor with more than forty years experience in the oil and natural gas, real-estate and food services industries. He is a graduate of the University of Michigan.

     GARY J. MILAVEC has been a Director of the Company since September 1996, and served as its Secretary from October 1996 until December 31, 1997. He is a Managing Director of RIMCO and has been active in its investment management and corporate finance activities since October 1990. Mr. Milavec received a B.A. in Geology from the University of Rochester, an M.S. in Geology from the University of

Oklahoma, and an M.B.A. from the University of Houston. He is also a Director of Universal Seismic Associates, Inc.

     THOMAS A. REISER has been a Director of the Company since the Merger and was a Director of Cliffwood since April 1996. For more than the past five years he has served as Chairman and President of Technical Risks, Inc., a private insurance brokerage firm which he founded. He is a graduate of the College of William and Mary.

     MICHAEL A. VLASIC has been a Director of the Company since the Merger and was a Director of Cliffwood since July 1996. For more than the past five years, he has been a principal with Vlasic Investments L.L.C. He is a graduate of Brown University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during 1998, and Forms 5 and amendments thereto furnished to the Company with respect to 1997, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 that failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during such year, except for the following. The Form 5 for T. W. Hoehn, III for transactions occurring in August 1998 was filed on March 26, 1999.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table reflects all forms of compensation for the years ended December 31, 1998 and 1997, for Mr. Frank A. Lodzinski and for Mr. Ruben Medrano for the years ended December 31, 1997.

                                                                                                LONG TERM COMPENSATION
                                                                                         -------------------------------------
                                                    ANNUAL COMPENSATION                     AWARDS       SECURITIES    PAYOUTS
                                       ----------------------------------------------    ------------    UNDERLYING    -------
                                                                         OTHER ANNUAL     RESTRICTED      OPTIONS/      LTIP
     NAME AND PRINCIPAL POSITION         YEAR      SALARY      BONUS     COMPENSATION    STOCK AWARDS     SARS(#)      PAYOUTS
-------------------------------------  ---------  ---------  ---------   ------------    ------------    ----------    -------
Frank A. Lodzinski...................       1998  $  58,500     --           --              --             --           --
  Chairman of the                           1997     --         --           --              --             --           --
  Board, President and Chief
  Executive Officer (1)
Ruben Medrano........................       1997  $  72,940  $  10,000     $ 18,235(3)       --             --           --
  Former President                          1996  $  67,700     --         $ 28,800(3)       --             --           --
  and Chief Executive
  Officer (2)

                                        ALL OTHER
     NAME AND PRINCIPAL POSITION       COMPENSATION
-------------------------------------  ------------
Frank A. Lodzinski...................      --
  Chairman of the                          --
  Board, President and Chief
  Executive Officer (1)
Ruben Medrano........................      --
  Former President                         --
  and Chief Executive
  Officer (2)

------------

(1) As a result of the Merger, Mr. Lodzinski became Chairman of the Board, President, Chief Executive Officer, and Director on December 31, 1997.

(2) Mr. Medrano resigned as President and Chief Executive Officer effective December 31, 1997.

(3) See "Stock Compensation Plans."

STOCK COMPENSATION PLANS

     The Company's Board of Directors adopted the 1996 Stock Compensation Plan in June 1996 and the 1995 Stock Compensation Plan in July 1995. Pursuant to the plans, shares of common stock were issued to certain individuals in recognition of their reduced cash compensation during 1997 and 1996 and for reimbursement of certain expenses. The Company recognized compensation expense in the years the shares were issued, based on the fair market value of such shares.

CLIFFWOOD OPTIONS

     Prior to the Merger, Cliffwood Oil & Gas Corp., had options to purchase 573,000 shares of Cliffwood Class A common stock issued under the Cliffwood Oil & Gas Corp., 1997 Stock Option Plan and the Cliffwood Oil & Gas Non-Employee Director Stock Option Plan. Pursuant to the Merger Agreement, these options were canceled and replaced by options to purchase 6.74 shares of Common Stock for every share that could have been bought under the old Cliffwood options. Therefore, following the Merger, Texoil issued options to purchase 3,862,020 shares of Common Stock to former Cliffwood option holders.

OPTION GRANTS

     Certain options were granted to current executive officers of the Company (who were officers of Cliffwood), in 1997. The following table sets forth additional information with respect to these stock option grants:

                                                                    PERCENT OF
                                        NUMBER OF                      TOTAL          NUMBER OF
                                        CLIFFWOOD                  OPTIONS/SARS         TEXOIL
                                          SHARES      EXERCISE      GRANTED TO          SHARES        EXERCISE
                                        UNDERLYING     OR BASE     EMPLOYEES IN       UNDERLYING       OR BASE
                                         OPTIONS        PRICE       FISCAL YEAR        OPTIONS          PRICE
                NAME                    GRANTED(#)    ($/SHARE)        1997           GRANTED(1)      ($/SHARE)    EXPIRATION DATE
-------------------------------------   ----------    ---------    -------------    --------------    ---------    ---------------
Frank A. Lodzinski...................     100,000       $3.50           21.1%           674,000         $ .52      August 12, 2007
Francis M. Mury......................      90,000       $3.50           18.9%           606,600         $ .52      August 12, 2007
Jerry M. Crews.......................      90,000       $3.50           18.9%           606,600         $ .52      August 12, 2007
Peggy C. Simpson.....................      35,000       $3.50            7.4%           235,900         $ .52      August 12, 2007
Mandel C. Selber.....................      25,000       $3.50           53.0%           168,500         $ .52      August 12, 2007
Ralph D. Hollingshead................      22,000       $3.50           42.0%           134,800         $ .52      August 12, 2007

------------

(1) Represents options previously granted by Cliffwood that were replaced by options to purchase Texoil Common Stock.

OPTIONS EXERCISED AND YEAR-END VALUES

     The following table sets forth information regarding outstanding employee options.

                                                NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                                     UNDERLYING                           IN-THE-MONEY
                                            UNEXERCISED OPTIONS/SARS AT                 OPTIONS/SARS AT
                                                 DECEMBER 31, 1998                     DECEMBER 31, 1998
                                          --------------------------------      --------------------------------
                NAME                      EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
-------------------------------------     ------------      --------------      ------------      --------------
Frank A. Lodzinski...................        449,333            224,667           $ 17,973            $8,987
Francis M. Mury......................        404,400            202,200           $ 16,176            $8,088
Jerry M. Crews.......................        404,400            202,200           $ 16,176            $8,088
Peggy Simpson........................        157,267             78,633           $  6,291            $3,145
Mandel Selber........................        112,333             56,167           $  4,493            $2,247
Ralph Hollingshead...................         89,867             44,933           $  3,595            $1,797

EMPLOYMENT AGREEMENT

     Pursuant to the Merger, Mr. Lodzinski is employed under an agreement pursuant to which he is entitled to an annual salary of $90,000, subject to increases at the discretion of the Board of Directors, and a bonus at the sole discretion of the Board of Directors. The employment agreement also provides for the grant of options to purchase Common Stock. This employment agreement expires January 1, 2001.

DIRECTOR COMPENSATION

     Directors who are not employed by the Company are authorized to be paid a fee of $1,000 for each meeting of the Board of Directors attended (including committee meetings, if any, held in conjunction therewith). Director fees were waived in 1998, due to industry conditions. The Company reimburses each director for his actual and necessary expenses reasonably incurred in connection with attending meetings of the Board and its committees. Several directors have waived expense reimbursements in 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 1998, the number of shares of the Company's equity securities owned by (i) each person known by the Company (based on publicly-available filings with the Commission) to be the holder of more than five percent of its voting securities, (ii) each director and each executive officer of the Company, whose total annual salary and bonus exceeded $100,000, and (iii) all of the Company's directors and executive officers as a group. Unless otherwise indicated, each holder has sole voting and investment power with respect to the shares of capital stock owned by such holder.

      NAME OF BENEFICIAL OWNER
(ADDRESS INDICATED IF NOT A DIRECTOR   AMOUNT AND NATURE OF
           OR AN OFFICER)              BENEFICIAL OWNERSHIP   PERCENT OF CLASS
-------------------------------------  --------------------   ----------------
CLASS A COMMON STOCK:
Frank A. Lodzinski, Director,
  President and Chief Executive
  Officer............................        8,928,725(1)           22.3%
Michael A. Vlasic, Director..........        8,380,628(2)           21.1%
Jerry M. Crews, Director, Executive
  Vice President and Secretary.......        2,053,813(3)            5.2%
Robert E. LaJoie, Director...........          977,300(4)            2.5%
T. W. Hoehn III, Director............          623,431               1.6%
Thomas A. Reiser, Director...........          402,153(5)            1.0%
All Directors and Executive Officers
  as a group (7 persons).............       13,083,714(6)           32.0%
RIMCO................................       10,540,303(7)           23.4%
  600 Travis Street, Suite No. 6875
  Houston, Texas 77002
The Lincoln National Life Insurance
  Company............................        5,282,475(8)           12.9%
  200 East Berry Street
  Ft. Wayne, Indiana 46802
First Union Capital Partners, Inc....        3,375,621(9)            8.4%
  1001 Fannin, Suite 2255
  Houston, Texas 77002
V&C Energy Limited Partnership.......        8,268,295(10)          20.9%
  710 Woodward
  Bloomfield Hills, Michigan 45304
Vlasic Investments, L.L.C............        8,380,628(11)          21.1%
  710 Woodward
  Bloomfield Hills, Michigan 45304
Encap Investments, Inc...............        2,567,225               6.5%
  1100 Louisiana, Suite No. 3150
  Houston, Texas 77002

------------

 (1) Includes 7,931,295 shares of Common Stock and 337,000 shares of Common Stock underlying presently exercisable warrants beneficially owned through V&C Energy Limited Partnership, of which Energy Resource Associates, Inc., ("ERA") a Texas corporation owned by and controlled by Mr. Lodzinski, is a general partner. Mr. Lodzinski disclaims any beneficial ownership of shares held by V&C Energy Limited Partnership. Includes 449,333 shares of Common Stock underlying presently exercisable options owned by Mr. Lodzinski. Excludes 224,667 shares of Common Stock underlying options owned by Mr. Lodzinski that are not presently exercisable.

 (2) Includes 7,931,295 shares of Common Stock and 337,000 shares of Common Stock underlying presently exercisable warrants beneficially owned through V&C Energy Limited Partnership, of which Vlasic Investments L.L.C. ("Vlasic Investments") is the limited partner. Mr. Vlasic is the Managing Director of Vlasic Investments. Mr. Vlasic disclaims any beneficial ownership of shares held by V&C Energy Limited Partnership. Includes 112,333 shares of Common Stock underlying presently exercisable options assigned by Mr. Vlasic to Vlasic Investments. Excludes 56,167 shares of Common Stock underlying options assigned by Mr. Vlasic to Vlasic Investments that are not presently exercisable.

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

 (3) Includes 404,400 shares of Common Stock underlying presently exercisable options owned by Mr. Crews. Excludes 202,200 shares of Common Stock underlying options owned by Mr. Crews that are not presently exercisable.

 (4) Includes 842,500 shares held by Robert E. LaJoie, as General Partner to a family limited partnership, and 134,800 shares underlying presently exercisable options owned by Mr. LaJoie. Excludes 67,400 shares of Common Stock underlying options owned by Mr. LaJoie that are not presently exercisable.

 (5) Includes 112,333 of Common Stock underlying presently exercisable options owned by Mr. Reiser. Excludes 56,167 shares of Common Stock underlying options owned by Mr. Reiser that are not presently exercisable.

 (6) Excludes Gary J. Milavec, who has been a director of Texoil since September 1996. Although Mr. Milavec does not own any Common Stock, he is a vice president of RIMCO Associates, Inc., which is the General Partner of RIMCO and the indirect holder of 4,826,017 shares of Common Stock and debt presently convertible into 5,714,286 shares of Common Stock. Mr. Milavec disclaims any beneficial ownership of said shares.

 (7) Includes 5,714,286 shares of Common Stock underlying presently convertible notes.

 (8) Includes 1,760,825 shares of Common Stock underlying presently exercisable warrants.

 (9) Includes 1,128,950 shares of Common Stock underlying presently exercisable warrants.

(10) Includes 337,000 shares of Common Stock underlying presently exercisable warrants.

(11) Includes 7,931,295 shares of Common Stock and 337,000 shares of Common Stock underlying presently exercisable warrants beneficially owned through V&C Energy Limited Partnership, of which Vlasic Investments is the limited partner. Mr. Vlasic is the Managing Director of Vlasic Investments. Mr. Vlasic disclaims any beneficial ownership of shares held by V&C Energy Limited Partnership. Includes 112,333 shares of Common Stock underlying presently exercisable options assigned by Mr. Vlasic to Vlasic Investments. Excludes 56,167 shares of Common Stock underlying options assigned by Mr. Vlasic to Vlasic Investments that are not presently exercisable.

CHANGE IN CONTROL

     Pursuant to the Merger Agreement, sixty-two former Cliffwood shareholders were issued shares of Texoil's common stock, par value $.01 (the "Texoil Common Stock"), equal to approximately 70% of Texoil's outstanding shares. Texoil's Board of Directors was restructured so that five Texoil directors (T. W. Hoehn Jr., Walter L. Williams, William F. Seagle, Joe C. Richardson Jr. and Ruben Medrano) resigned and the remaining members of the Texoil Board of Directors filled the resulting vacancies with five candidates nominated by Cliffwood's Board of Directors. The current members of the Texoil Board of Directors are:
Frank A. Lodzinski, Jerry M. Crews, Michael A. Vlasic, Robert E. LaJoie and Thomas A. Reiser, all of whom have been directors of Cliffwood, and Gary J. Milavec and T. W. Hoehn, III, both formerly directors of Texoil. Upon closing the Merger, Frank A. Lodzinski, the President and Chief Executive Officer of Cliffwood, became the President, Chairman of the Board and Chief Executive Officer of Texoil, and Jerry M. Crews, the Secretary and Executive Vice-President of Cliffwood, became the Secretary and Executive Vice President of Texoil.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In conjunction with the Merger, the Company repaid $1.1 million in non-convertible notes to T.W. Hoehn, Jr., a Director of the Company until December 31, 1997, and Opal Air, Inc., and affiliate of T. W. Hoehn, Jr. Also pursuant to the Merger Agreement, $5.1 million in convertible notes were converted into 5.5 million shares of Common Stock.

     The holders of these notes were Directors and affiliates of Directors of the Company. The conversions are set forth in the table below.

             NAME OF HOLDER                  AMOUNT      SHARES ISSUED
----------------------------------------  ------------   -------------
T. W. Hoehn, Jr.........................  $    295,720       369,650
T. W. Hoehn, III........................  $    265,128       331,412
William F. Seagle.......................  $     50,986        63,733
RIMCO(a)................................  $  4,570,278     4,826,017
------------
(a) Gary J. Milavec, a Director of the Company, is a Vice President of RIMCO.

     In addition, the Company and RIMCO entered into a Note Purchase Agreement on December 31, 1997, pursuant to which the RIMCO Lenders provided the Company with $10 million in new financing. See Item 1. "Description of Business -- Recent Developments" and Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- RIMCO Financing."

     The Company is the operator for certain properties and prospects where RIMCO or affiliates have a direct or indirect interest as follows:

          (1) The Company is the operator and direct owner of a 12% working interest in the East and West Refugio prospects located in Refugio County, Texas. Certain affiliates of RIMCO also have direct working interests in these prospects.

          (2) The Company is providing certain operating and administrative services, for a monthly fee, to an affiliate of RIMCO related to the operation of certain fields located in Montana and North Dakota.

     All operating and management fees charged by the Company to related parties are arms-length and based on rates for comparable services prevailing in the industry.

     In May 1998 the Company acquired certain properties from the Cliffwood Acquisition 1996 Limited Partnership, an affiliated partnership, in which the Company owned a 10% interest. Proceeds to Limited Partners was $4.5 million cash and 898,000 shares of common stock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

           2.1       -- Agreement and Plan of Merger, by and
                        between Comet Entertainment, Inc., Comet
                        Acquisition Subsidiary, Inc., and Texoil
                        Company, dated as of November 4, 1992
                        (incorporated by reference to Exhibit
                        2.1 to Item 13 of Form 10-KSB dated
                        December 31, 1997).
           2.2       -- Agreement and Plan of Merger, dated
                        December 31, 1997, by and among Texoil,
                        Inc., Texoil Acquisition, Inc., and
                        Cliffwood Oil & Gas Corp. (incorporated
                        by reference to Exhibit 2.1 to Item 7 of Form 8-K filed on January 8, 1998).
           3.1       -- Restated Articles of Incorporation of
                        Texoil, Inc., as amended (incorporated
                        by reference to Exhibit 3.1 to Form 8-K, dated September 6, 1996, reporting the RIMCO Financing).
           3.2       -- Amendments to Articles of Incorporation
                        of Texoil, Inc., as amended (filed herewith).
           3.3       -- Amended and Restated Bylaws of Texoil,
                        Inc., as amended (incorporated by
                        reference to Exhibit 3.2 to Item 13 of
                        Form 10-KSB dated December 31, 1997.
           3.4       -- Amended Bylaws of Texoil, Inc., as
                        amended (filed herewith).
           4.1       -- Form of Warrant Agreement between
                        Texoil, Inc., as Issuer and First
                        Interstate Bank of Texas, N.A. as
                        Warrant Agent, dated May 26, 1994
                        (incorporated by reference to Exhibit
                        4.1 to Item 13 of Form 10-KSB dated
                        December 31, 1997).
           4.2       -- Specimen certificate for Class A Warrant
                        (incorporated by reference to Exhibit
                        4.2 to Item 13 of Form 10-KSB dated
                        December 31, 1997).

           4.3       -- Specimen certificate for Class B Warrant
                        (incorporated by reference to Exhibit
                        4.3 to Item 13 of Form 10-KSB dated
                        December 31, 1997).
           4.4       -- Specimen certificate for Underwriters
                        Class A Warrant (incorporated by
                        reference to Exhibit 4.4 to Item 13 of
                        Form 10-KSB dated December 31, 1997).
           4.5       -- Specimen certificate for Underwriters
                        Class B Warrant (incorporated by
                        reference to Exhibit 4.5 to Item 13 of
                        Form 10-KSB dated December 31, 1997).
           4.6       -- Specimen certificate for shares of
                        Common Stock, par value $.01 per share
                        (incorporated by reference to Exhibit
                        4.6 to Item 13 of Form 10-KSB dated
                        December 31, 1997).
           4.7       -- Note Purchase Agreement, dated December
                        31, 1997, by and among Texoil, Inc., and Resource Investors Management Company (incorporated by reference to Exhibit
                        5.1 to Form 8-K filed on January 8,
                        1998).
           4.8       -- Form of the Texoil, Inc., 7.875%
                        Convertible Subordinated General
                        Obligation Note (incorporated by
                        reference to Exhibit 5.2 to Form 8-K
                        filed on January 8, 1998).
           4.9       -- Amended and Restated Stock Ownership and
                        Registration Rights Agreement among
                        Texoil, Inc., and RIMCO Partners, L.P.,
                        RIMCO Partners, L.P. II, RIMCO Partners,
                        L.P. III, and RIMCO Partners, L.P. IV,
                        dated December 31, 1997 (incorporated by reference to Exhibit 5.5 to Form 8-K filed on January 8, 1998).
           4.10      -- Guaranty Agreement dated December 31,
                        1997, by and among Cliffwood Oil & Gas
                        Corp., and RIMCO Partners, L.P., RIMCO
                        Partners, L.P. II, RIMCO Partners, L.P.
                        III, and RIMCO Partners, L.P. IV,
                        (incorporated by reference to Exhibit
                        5.3 to Form 8-K filed on January 8,
                        1998).
           4.11      -- Guaranty Agreement dated December 31,
                        1997, by and among Texoil Company and
                        RIMCO Partners, L.P., RIMCO Partners,
                        L.P. II, RIMCO Partners, L.P. III, and
                        RIMCO Partners, L.P. IV (incorporated by reference to Exhibit 5.4 to Form 8-K filed on January 8, 1998).
           4.12      -- Stock Purchase Warrant for 225,000
                        shares of Cliffwood Common Stock to
                        EnCap Equity 1996 Limited Partnership
                        (incorporated by reference to Exhibit
                        10.26 to Item 13 of Form 10-KSB dated
                        December 31, 1997).
           4.13      -- Stock Purchase Warrant for 75,000 shares
                        of Cliffwood Common Stock to Energy
                        Capital Investment Company (incorporated by reference to Exhibit 10.27 to Item 13 of Form 10-KSB dated December 31, 1997).
           4.14      -- Stock Purchase Warrant for 50,000 shares
                        of Cliffwood Class A Common Stock to V&C
                        Energy Limited (incorporated by
                        reference to Exhibit 10.29 to Item 13 of Form 10-KSB dated December 31, 1997).
           4.15      -- Common Stock and Warrant Purchase
                        Agreement between Cliffwood Oil & Gas
                        Corp., and First Union Capital Partners,
                        Inc., dated as of May 30, 1997
                        (incorporated by reference to Exhibit
                        10.30 to Item 13 of Form 10-KSB dated
                        December 31, 1997).
           4.16      -- Stock Purchase Warrant for 167,500
                        shares of Cliffwood Class B Common Stock to First Union Capital Partners, Inc. (incorporated by reference to Exhibit
                        10.31 to Item 13 of Form 10-KSB dated
                        December 31, 1997).
           4.17      -- Registration Rights Agreement dated May
                        4, 1998, by and among Texoil, Inc.,
                        EnCap Equity 1996 Limited Partnership
                        and Energy Capital Investment Company
                        PLC (incorporated by reference to
                        Exhibit 2.3 filed with Form 8-K on May
                        12, 1998).
           4.18      -- Common Stock and Warrant Purchase
                        Agreement between Cliffwood Oil & Gas
                        Corp., and Belleview 1992 Income Fund
                        L.P. dated as of August 4, 1997 (in-
                        corporated by reference to Exhibit 10.20 with Form 10-KSB filed on April 8,
                        1998).
           4.19      -- Common Stock and Warrant Purchase
                        Agreement between Cliffwood Oil & Gas
                        Corp., and First Union Capital Partners,
                        Inc., dated as of May 30, 1997
                        (incorporated by reference to Exhibit
                        10.30 with Form 10-KSB filed on April 8,
                        1998).
           4.20      -- First Amendment to Note Purchase
                        Agreement dated as of October 29, 1998,
                        by and between Texoil, Inc., and RIMCO
                        Partners, L.P., RIMCO Partners, L.P. II,
                        RIMCO Partners, L.P. III and RIMCO
                        Partners, L.P. IV (filed herewith).

           4.21      -- Subordination Agreement dated December
                        30, 1997, by and among Comerica Bank-
                        Texas, N.A. ("Agent"), RIMCO Partners,
                        L.P., RIMCO Partners, L.P. II, RIMCO
                        Partners, L.P. III and RIMCO Partners,
                        L.P. IV ("Subordinated Lenders") and
                        Cliffwood Oil & Gas Corp., Cliffwood
                        Energy Company and Cliffwood Production
                        Co. ("Borrowers") (filed herewith).
           4.22      -- First Amendment to Subordination
                        Agreement dated as of October 30, 1998,
                        by and among Comerica-Bank Texas, N.A.
                        ("Agent"), RIMCO Partners, L.P., RIMCO
                        Partners, L.P. II, RIMCO Partners, L.P.
                        III, RIMCO Partners, L.P. IV
                        ("Subordinated Lenders") and Cliffwood
                        Oil & Gas Corp., Cliffwood Energy
                        Company and Cliffwood Production Co.
                        ("Borrowers") (filed herewith).
           4.23      -- Fifth Amendment to Amended and Restated
                        Credit Agreement dated as of June 12,
                        1998, by and among Cliffwood Oil & Gas
                        Corp., Cliffwood Energy Company,
                        Cliffwood Production Co., Comerica
                        Bank-Texas, as Agent, et al (filed
                        herewith).
           4.24      -- Sixth Amendment to Amended and Restated
                        Credit Agreement dated as of October 29,
                        1998, by and among Cliffwood Oil & Gas
                        Corp., Cliffwood Energy Company,
                        Cliffwood Production Co., Comerica
                        Bank-Texas, as Agent, et al (filed
                        herewith).
          10.1       -- Agreement dated as of December 31, 1992
                        by and between Texas Meridian Resources
                        Exploration, Inc., and Texoil Company
                        (incorporated by reference to Exhibit
                        10.1 to Item 13 of Form 10-KSB dated
                        December 31, 1997).
          10.2       -- Acquisition and Distribution Agreement
                        dated May 4, 1998, by and between
                        Texoil, Inc., Cliffwood Oil & Gas Corp., and Cliffwood Acquisition 1996 Limited Partnership (incorporated by reference to Exhibit 2.1 filed with Form 8-K on May 12, 1998).
          10.3       -- Form of Non-Qualified Stock Option
                        Agreement entered into by and between
                        Texoil, Inc., and each of John L. Graves and Joe C. Richardson, Jr. dated April
                        16, 1993 (incorporated by reference to
                        Exhibit 10.2 to Item 13 of Form 10-KSB
                        dated December 31, 1997).
          10.4       -- Agreement, dated September 20, 1994,
                        between Texoil Company and 3DX Technol-
                        ogies, Inc., (incorporated by reference to Exhibit 10.4 to Item 13 of Form 10-KSB dated December 31, 1997.)
          10.5       -- 1994 Stock Option Plan, dated July 25,
                        1994 (incorporated by reference to
                        Exhibit 10.5 to Item 13 of Form 10-KSB
                        dated December 31, 1997).
          10.6       -- May 1998 Agreement in Respect of
                        Agreement of Limited Partnership dated
                        May 4, 1998, by and among Cliffwood Oil
                        & Gas Corp., EnCap Equity 1996 Limited
                        Partnership and Energy Capital
                        Investment Company PLC (incorporated by
                        reference to Exhibit 2.2 filed with Form
                        8-K on May 12, 1998).
          10.7       -- Non-Qualified Stock Option Agreement,
                        dated July 26, 1994, between Texoil,
                        Inc., and Ruben Medrano (incorporated by reference to Exhibit 10.7 to Item 13 of Form 10-KSB dated December 31, 1997).
          10.8       -- Non-Qualified Stock Option Agreement
                        dated May 2, 1996, between Texoil, Inc., and Ruben Medrano (incorporated by reference to Exhibit 10.20 to Form
                        10-KSB filed on March 31, 1997).
          10.9       -- First Amended and Restated Agreement of
                        Limited Partnership dated May 4, 1998,
                        by and among Cliffwood Oil & Gas Corp.,
                        EnCap Equity 1996 Limited Partnership
                        and Energy Capital Investment Company
                        PLC (incorporated by reference to
                        Exhibit 2.5 filed with Form 8-K on May
                        12, 1998).
          10.10      -- Non-Qualified Stock Option Agreement
                        dated June 20, 1996, between Texoil,
                        Inc., and William F. Seagle
                        (incorporated by reference to Exhibit 10.21
                        to Form 10-KSB filed on March 31, 1997)


          10.11      -- Standard Office Building Lease
                        Agreement, dated January 14, 1997,
                        between Radler Enterprises Texas, Inc.,
                        and Cliffwood Oil & Gas Corp.
                        (incorporated by reference to Exhibit
                        10.17 to Item 13 of Form 10-KSB dated
                        December 31, 1997).
          10.12      -- First Amendment of Standard Office
                        Building Lease Agreement, dated January
                        14, 1997, between Radler Enterprises
                        Texas, Inc., and Cliffwood Oil & Gas
                        Corp. (incorporated by reference to
                        Exhibit 10.18 to Item 13 of Form 10-KSB
                        dated December 31, 1997).

          10.13      -- Co-Sale Agreement dated May 4, 1998, by
                        and among Cliffwood Oil & Gas Corp.,
                        Cliffwood Acquisition 1998 Limited
                        Partnership, EnCap Equity 1996 Limited
                        Partnership and Energy Capital
                        Investment Company PLC (incorporated by
                        reference to Exhibit 2.6 with Form 8-K
                        on May 12, 1998).
          10.14      -- Purchase and Sale Agreement, dated as of
                        April 1, 1997, between Belleview 1992
                        Income Fund, L.P., and Cliffwood Oil &
                        Gas Corp. (incorporated by reference to
                        Exhibit 10.19 to Item 13 of Form 10-KSB
                        dated December 31, 1997).
          10.15      -- Stock Purchase Warrant for 13,750 shares
                        of Cliffwood Class A Common Stock to
                        Michael J. Foy (incorporated by
                        reference to Exhibit 10.21 to Item 13 of Form
                        10-KSB dated December 31, 1997).
          10.16      -- Stock Purchase Warrant for 261,250
                        shares of Cliffwood Class A Common Stock to Lincoln National Life Insurance Company (incorporated by reference to
                        Exhibit 10.22 to Item 13 of Form 10-KSB
                        dated December 31, 1997).
          10.17      -- Agreement of Limited Partnership for
                        Cliffwood Acquisition--1996 Limited
                        Partnership, dated September 27, 1996
                        (incorporated by reference to Exhibit
                        10.23 to Item 13 of Form 10-KSB dated
                        December 31, 1997).
          10.18      -- Letter Agreement, dated July 21, 1997,
                        between Cliffwood Oil & Gas Corp., and
                        Energy Resource Associates, Inc., as
                        general partner of V&C Energy Limited
                        Partnership (incorporated by reference
                        to Exhibit 10.28 to Item 13 of Form
                        10-KSB dated December 31, 1997).
          10.19      -- Agreement by and among Cliffwood
                        Exploration Company, Cliffwood
                        Production Co., Bechtel Exploration
                        Company and Blue Moon Exploration
                        Company, dated as of June 30, 1997
                        (incorporated by reference to Exhibit
                        10.32 to Item 13 of Form
                        10-KSB dated December 31, 1997).
          10.20      -- Executive Employment Agreement, dated
                        January 1, 1998, by and among Texoil,
                        Inc., and Frank A. Lodzinski
                        (incorporated by reference to Exhibit
                        2.2 to Form 8-K filed on January 8,
                        1998).
          10.21      -- Cliffwood Oil & Gas Corp., 1997 Stock
                        Option Plan (incorporated by reference
                        to Exhibit 10.34 to Item 13 of Form
                        10-KSB dated December 31, 1997).
          10.22      -- Form of Incentive Stock Option Plan
                        Agreement (incorporated by reference to
                        Exhibit 10.35 to Item 13 of Form 10-KSB
                        dated December 31, 1997).
          10.23      -- Cliffwood Oil & Gas Corp., 1997
                        Non-Employee Director Stock Option Plan
                        (incorporated by reference to Exhibit
                        10.36 to Item 13 of Form 10-KSB dated
                        December 31, 1997).
          10.24      -- Form of Non-Employee Director Stock
                        Option Agreements (incorporated by
                        reference to Exhibit 10.37 to Item 13 of Form 10-KSB dated December 31, 1997).
          16.1       -- 16.1 Letter dated March 9, 1998, from
                        BDO Seidman LLP to the Commission
                        (incorporated by reference to Exhibit
                        16.1 to Form 8-K filed on March 9,
                        1998).
          21.1       -- Following are the Company's
                        subsidiaries:

                                             OTHER NAME UNDER WHICH           JURISDICTION OF
NAME OF SUBSIDIARY                        SUBSIDIARY CONDUCTS BUSINESS   INCORPORATION/ORGANIZATION
----------------------------------------  ----------------------------   --------------------------
Cliffwood Oil & Gas Corp................              None                         Texas
Cliffwood Production Co.................              None                         Texas
Cliffwood Energy Company................              None                         Texas
Cliffwood Exploration Company...........              None                         Texas
Cliffwood Acquisition --
  1998 Limited Partnership..............              None                         Texas
Cliffwood-Blue Moon Joint Venture,
  Inc...................................              None                         Texas
Texoil Company..........................              None                       Tennessee

          27.1       -- Financial Data Schedule (filed
                        herewith).

(B)  REPORTS ON FORM 8-K

       -- A report on Form 8-K reporting acquisition of producing properties was filed on November 13, 1998.

       -- A report on From 8-K/A reporting on the audited historical statements of revenues and direct operating expenses attributable to the Sonat Properties and unaudited pro forma financial information of Texoil adjusted for the Sonat Properties was filed on January 8, 1999.

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

     Date: March 29, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                           TITLE(S)                   DATE
--------------------------  ---------------------------------   ---------------
/s/ FRANK A. LODZINSKI      President, Chief Executive          March 29, 1999
  FRANK A. LODZINSKI        Officer, Chairman of The Board
                            and Director (Principal
                            Executive Officer)

  /s/ JERRY M. CREWS        Executive Vice President            March 29, 1999
    JERRY M. CREWS          Secretary and Director

  /s/ T. W. HOEHN III       Director                            March 29, 1999
   T. W. HOEHN III

 /s/ ROBERT E. LAJOIE       Director                            March 29, 1999
   ROBERT E. LAJOIE

  /s/ GARY J. MILAVEC       Director                            March 29, 1999
   GARY J. MILAVEC

 /s/ THOMAS A. REISER       Director                            March 29, 1999
   THOMAS A. REISER

 /s/ MICHAEL A. VLASIC      Director                            March 29, 1999
  MICHAEL A. VLASIC

                                  TEXOIL, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                        PAGE
                                        -----
Report of Independent Public
  Accountants........................    F-2
Consolidated Balance Sheets as of
  December 31, 1998 and December 31,
  1997...............................    F-3
Consolidated Statements of Income for
  the years ended December 31, 1998
  and 1997...........................    F-4
Consolidated Statements of
  Stockholders' Equity for the years
  ended December 31, 1998
  and 1997...........................    F-5
Consolidated Statements of Cash Flows
  for the years ended December 31,
  1998 and 1997......................    F-6
Notes to Consolidated Financial
  Statements.........................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Texoil, Inc.:

     We have audited the accompanying consolidated balance sheets of Texoil, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texoil, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                    ARTHUR ANDERSEN LLP

Houston, Texas
March 22, 1999

                                  TEXOIL, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)


                                         1998       1997
                                       ---------  ---------
Assets
Current Assets:
     Cash and cash equivalents.......  $     423  $   4,059
     Accounts receivable and other...      4,045      3,444
     Accounts receivable -- related
      party..........................     --             60
     Drilling advances...............        368     --
     Other current assets............         74         65
                                       ---------  ---------
          Total current assets.......      4,910      7,628
Property, plant and equipment, at
cost:
     Oil and natural gas properties
      (full-cost method)
          Evaluated properties.......     42,933     16,021
          Unevaluated properties.....      6,479      4,618
     Office and other equipment......        637        424
                                       ---------  ---------
                                          50,049     21,063
Less -- accumulated depreciation,
  depletion and amortization.........     (5,330)    (1,370)
                                       ---------  ---------
Net property, plant and equipment....     44,719     19,693
                                       ---------  ---------
Other assets, net....................        673        463
Deferred tax asset...................        788         --
                                       ---------  ---------
          Total assets...............  $  51,090  $  27,784
                                       =========  =========
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued
      liabilities....................  $   2,791  $   4,207
     Current portion -- long-term
     debt............................      2,633     --
     Revenue royalties payable.......      1,497      1,887
                                       ---------  ---------
          Total current
        liabilities..................      6,921      6,094
                                       ---------  ---------
Long-term debt.......................     22,867         58
Convertible subordinated notes.......     10,000     10,000
Deferred tax liability...............     --            215
Commitments and contingencies (Note
10)
Stockholders' equity:
     Series A preferred stock -- $.01
      par value with liquidation
      preference of $100 per share,
      10,000,000 shares authorized,
      none issued or outstanding at
      December 31, 1998 and 1997.....     --         --
     Common stock -- $.01 par value;
      60,000,000 shares authorized;
      39,295,094 and 36,587,000
      shares issued and outstanding
      at December 31, 1998 and 1997,
      respectively...................        393        367
Additional paid-in capital...........     10,789     10,044
Retained earnings....................        120      1,006
                                       ---------  ---------
          Total stockholders'
        equity.......................     11,302     11,417
                                       ---------  ---------
          Total liabilities and
        stockholders' equity.........  $  51,090  $  27,784
                                       =========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                            1998            1997
                                       --------------  --------------
Revenues
     Oil and gas sales...............  $        9,190  $        6,367
     Operator and management fees....             890             683
     Interest and other..............             276              73
                                       --------------  --------------
          Total revenues.............  $       10,356  $        7,123
                                       --------------  --------------
Costs and Expenses...................
     Lease operating.................           5,118           2,809
     Workover........................             129             294
     Production taxes................             535             321
     General and administrative......           1,434           1,056
     Depreciation, depletion and
      amortization...................           2,839           1,249
     Writedown of oil and gas
      properties.....................           1,208        --
     Interest, net...................             982             368
                                       --------------  --------------
          Total costs and expenses...          12,245           6,097
                                       --------------  --------------
Income (loss) before income taxes....          (1,889)          1,026
Deferred income tax benefit
  (provision)........................           1,003            (388)
                                       --------------  --------------
Net income (loss)....................  $         (886) $          638
                                       ==============  ==============
Basic net income (loss) per share....  $         (.02) $          .04
                                       ==============  ==============
Basic weighted average shares........      38,412,969      17,975,930
                                       ==============  ==============
Diluted net income (loss) per
  share..............................  $         (.02) $          .03
                                       ==============  ==============
Diluted weighted average shares......      38,412,969      19,392,259
                                       ==============  ==============


  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                            CLASS A             CLASS B         ADDITIONAL
                                          COMMON STOCK        COMMON STOCK       PAID-IN      RETAINED
                                        SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL      EARNINGS      TOTAL
                                        ------    ------    ------    ------    ----------    ---------    -------
Balance at December 31, 1996.........   15,219    $ 152       --      $--        $  2,094      $   368     $ 2,614
Issuances of shares..................    8,047       81      2,246       22         4,812        --          4,915
Issuance of warrants.................     --       --         --       --             119        --            119
Conversion of Class B common stock to
  Class A common stock...............    2,246       22     (2,246)     (22 )      --            --          --
Issuance of Texoil, Inc. shares to
  effect the business combination....   11,075      112       --       --           3,019        --          3,131
Net income...........................     --       --         --       --          --              638         638
                                        ------    ------    ------    ------    ----------    ---------    -------
Balance at December 31, 1997.........   36,587    $ 367       --      $--        $ 10,044      $ 1,006     $11,417
Issuance of shares...................    2,708       26       --       --             745        --            771
Net loss.............................     --       --         --       --          --             (886)       (886)
                                        ------    ------    ------    ------    ----------    ---------    -------
Balance at December 31, 1998.........   39,295    $ 393       --      $--        $ 10,789      $   120     $11,302
                                        ======    ======    ======    ======    ==========    =========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)


                                          1998        1997
                                       ----------  ----------
Cash flows from operating activities:
Net income (loss)....................  $     (886) $      638
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
     Depreciation, depletion and
      amortization...................       2,839       1,249
     Writedown of oil and gas
      properties.....................       1,208      --
     Deferred income tax provision
      (benefit)......................      (1,003)        388
     Accounts receivable and other...        (601)     (1,120)
     Accounts receivable -- related
      party..........................          60         126
     Other assets, net...............        (307)       (499)
     Accounts payable and accrued
      liabilities....................      (1,416)      1,725
     Accounts payable -- related
      party..........................      --            (192)
     Revenue royalties payable.......        (390)        326
                                       ----------  ----------
          Net cash provided (used in)
             by operating
             activities..............        (496)      2,641
                                       ----------  ----------
Cash flows from investing activities:
     Additions to oil and gas
      properties.....................     (28,369)     (7,619)
     Office and other equipment......        (213)       (243)
                                       ----------  ----------
          Net cash used in investing
             activities..............     (28,582)     (7,862)
                                       ----------  ----------
Cash flows from financing activities:
     Proceeds from issuance of common
      stock..........................      --           2,614
     Proceeds from long-term debt and
      other..........................      25,450      19,200
     Repayments of long-term debt....          (8)    (12,821)
                                       ----------  ----------
          Net cash provided by
             financing activities....      25,442       8,993
                                       ----------  ----------
Net increase (decrease) in cash and
  cash equivalents...................      (3,636)      3,772
Cash and cash
  equivalents -- beginning of
  period.............................       4,059         287
                                       ----------  ----------
Cash and cash equivalents -- end of
  period.............................  $      423  $    4,059
                                       ==========  ==========
Supplemental disclosure of cash flow
  information:
     Cash paid during the period for:
          Interest...................  $    1,084  $      404
                                       ==========  ==========
          Income taxes...............  $   --      $       28
                                       ==========  ==========
     Oil and gas properties purchased
      by issuance of Class A Common
      Stock..........................  $      771  $    2,300
                                       ==========  ==========
     Texoil net assets purchased by
      conversion of Class A Common
      Stock..........................  $   --      $    3,131
                                       ==========  ==========
     Conversion of Texoil convertible
      debt into Texoil Common
      Stock..........................  $   --      $    5,100
                                       ==========  ==========
     Oil and gas properties purchased
      by issuance of warrants........  $   --      $      119
                                       ==========  ==========
     Warrants issued for stock
      issuance services provided.....  $   --      $       70
                                       ==========  ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

  BUSINESS COMBINATION

     On December 31, 1997, pursuant to the terms of a definitive plan of merger ("Merger Agreement" or "Merger") and a new financing arrangement, Texoil, Inc. ("Texoil" or the "Company"), a Nevada corporation, formed a wholly owned subsidiary, Texoil Acquisition, Inc., which acquired all of the outstanding common shares of Cliffwood Oil & Gas Corp. ("Cliffwood"), a Texas corporation. Immediately before the Merger, Cliffwood had approximately 3,802,991 shares of common stock outstanding. Texoil issued 6.74 previously authorized but unissued common shares for each outstanding share of Cliffwood stock, for a total issuance of approximately 25,632,159 shares. As a result, Cliffwood became a wholly-owned subsidiary of Texoil. Throughout the accompanying consolidated financial statements all Cliffwood historical shares of common stock, stock options and stock warrants have been retroactively restated to reflect this 6.74 to 1 exchange ratio.

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

     The acquired Texoil assets ("Texoil Net Assets") were recorded at fair value using the purchase method of accounting, as required by generally accepted accounting principles. Such assets consisted of cash, oil and gas properties, certain mineral leases, options and three dimensional ("3-D") seismic data with an estimated fair value of approximately $3.1 million. Management believes the recorded basis of the Texoil Net Assets included in the consolidated financial statements was appropriate because (1) the fair value of the underlying net assets acquired can be readily determined, with reasonable precision, using valuation procedures common in the oil and gas industry, (2) there is limited trading activity in Company shares, (3) common stock issued to affect the business combination and recapitalization substantially exceeds the trading volume of shares in the marketplace and the number of shares outstanding prior to the business combination, (4) shares issued are restricted in their marketability, (5) limitations on capitalized costs exist for proved oil and gas properties pursuant to regulations of the Securities and Exchange Commission, and (6) costs allocated to unproved properties should not exceed their fair value. See Note 2 for "Unaudited Pro Forma Financial Information" related to the Merger.

  BASIS OF PRESENTATION

     ORGANIZATION: Texoil operates a single business segment involved in the acquisition, development and production of, and exploration for, crude oil, natural gas and related products primarily in Texas, Louisiana and Oklahoma. The accompanying consolidated financial statements include the historical accounts of Cliffwood and its wholly-owned subsidiaries, Cliffwood Energy Company ("CEC"), Cliffwood Production Co. ("CPC"), and Cliffwood Exploration Company ("CEXCO"), as of and for the years ended December 31, 1998 and 1997. A predecessor company to Cliffwood was incorporated in 1993 and was solely owned by the president of Cliffwood. No significant operations commenced until February 1996 with the acquisition of CEC and, effective May 1, 1996, the predecessor entity was recapitalized and changed its name to Cliffwood Oil & Gas Corp. The Cliffwood wholly-owned subsidiaries are all collectively referred to herein as "Texoil" or the "Company", unless otherwise specified. All events described or referred to as prior to December 31, 1997, relate to Cliffwood, as the accounting acquiror.

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     BALANCE SHEETS: The acquired Texoil Net Assets are included at fair value in the accompanying December 31, 1997, consolidated balance sheet, the effective date of the Merger.

     STATEMENTS OF INCOME: The 1997 consolidated statement of income is the historical consolidated statement of income for Cliffwood. Earnings per share has been retroactively restated to reflect the exchange ratio reflected in the Merger Agreement. As the Merger was effective as of December 31, 1997, there is no net income or net loss related to the acquired Texoil Net Assets included in the accompanying 1997 consolidated statement of income.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. The Company accounts for its investment in an associated oil and gas partnership (see Note 11) using the proportionate consolidation method, whereby the Company's proportionate share of the partnership's assets, liabilities, revenues and expenses is included in the appropriate classifications in the accompanying consolidated financial statements.

  PRIOR YEAR RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current presentation.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consists of all demand deposits and funds invested in highly liquid instruments with an original maturity of three months or less.

  OIL AND NATURAL GAS PROPERTIES

     The Company follows the full-cost method of accounting whereby all costs associated with property acquisition, exploration and development activities are capitalized. Included in capitalized costs for 1998 and 1997 are $640,000 and $340,000 of payroll and related costs of technical personnel, respectively, which are directly attributable to exploration and development activities. Costs associated with evaluated properties or projects are amortized using the units-of-production method based on petroleum engineers' estimates of unrecovered proved oil and natural gas reserves. The costs of unevaluated properties are excluded from amortization until they are fully evaluated. Interest is capitalized on oil and natural gas properties which are not subject to amortization and are in the process of being evaluated. Included in capitalized costs for 1998 and 1997 are interest costs of $395,000 and $70,000, respectively. Proceeds from the sale of properties are accounted for as reductions to capitalized costs unless such sales result in a significant change in the relationship between capitalized costs and proved reserves, in which case gain or loss is recognized.

     Impairment of capitalized costs of oil and gas properties is assessed for each cost center, determined on a country-by-country basis. The Company's only active cost center since inception has been the United States of America. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the discounted future net revenues of estimated proved oil and gas reserves plus the lower of cost or fair value of unevaluated properties, net of income tax effects, such excess is charged to operations as an impairment of oil and gas properties. A write-down of $1.2 million was recorded in the second quarter of 1998 and is reflected in the 1998 consolidated statement of income.

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  OFFICE AND OTHER PROPERTY

     Acquisitions, renewals and improvements of office and other property are capitalized; maintenance and repairs are expensed. Depreciation deductions are calculated using the straight-line method over the assets' estimated useful lives of five years.

  NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per common share is computed based on the weighted average shares of common stock outstanding. Net income (loss) per share computations to reconcile basic and diluted net income (loss) for the years 1998 and 1997 consist of the following (in thousands except per share data):


                                          YEAR ENDED DECEMBER
                                                  31,
                                          --------------------
                                            1998       1997
                                          ---------  ---------
Net income (loss).......................  $    (886) $     638
Basic weighted average shares...........     38,413     17,976
Effect of dilutive securities (1):
     Warrants...........................     --          1,085
     Options............................     --            134
     Awards.............................     --            182
     Convertible notes..................     --             15
Diluted weighted average shares.........     38,413     19,392
Per common share net income (loss):
     Basic..............................  $    (.02) $     .04
     Diluted............................  $    (.02) $     .03

------------

(1) A weighted average year-to-date number of options to purchase 737,768 shares of common stock and warrants to purchase 5,119,450 shares of common stock were outstanding during 1998, but were not included in the computation of diluted per share income (loss) from continuing operations because these options and warrants would result in an anti-dilutive per share amount. A weighted average year-to-date number of warrants to purchase 231,372 shares of common stock were outstanding during 1997 but were not included in the computation of the diluted per share income from continuing operations because the warrants' exercise prices were greater than the average market price of the common shares.

  STOCK-BASED COMPENSATION

     The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Reference is made to Note 5, "Stock Options, Performance Awards and Stock Warrants", for a summary of the pro forma effects of SFAS No. 123, "Accounting for Stock Based Compensation" on the Company's results of operations for 1998 and 1997.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, accounts receivable and payable and revenue royalties payable are estimated to approximate their fair values due to the short maturities of these instruments. The Company's long-term debt obligations bear interest at floating market rates, so carrying amounts and fair values are approximately the same.

  INTEREST RATE SWAP AGREEMENT

     In November 1998, the Company entered into an interest rate swap agreement with a major financial institution. This swap hedges the interest costs associated with $12.0 million of the Company's outstanding

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) bank indebtedness and was made to protect against higher future interest rates. The net amounts funded monthly pursuant to this swap are included in Interest Expense on the consolidated statement of income.

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

  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires the reporting of comprehensive income which includes net income plus all other changes in equity during the period. The Company adopted this statement during1998, but did not incur any items of other comprehensive income in 1998.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement requires the reporting of expanded information of a company's operating segments. It also expands the definition of what constitutes an entity's operating segments. The Company adopted this statement during 1998, but currently operates in a single segment; domestic oil and gas exploration and production.

     In June 1998 the Financial Accounting Standards Board issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the gains and losses on derivatives to offset related results on the hedged item either in the income statement or in the statement of stockholders' equity, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The statement is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the new standard but has not yet determined the impact it will have on its financial position and results of operations.

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2:  UNAUDITED PRO FORMA FINANCIAL INFORMATION

  THE MERGER

     Selected results of operations on a pro forma basis giving effect to the Merger as if it took place on January 1, 1997, are as follows (in thousands, except per share data):


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
                                             ========

     Adjustments reflected in the historical results to estimate the above pro forma results of operations for the year-ended 1997 include adjustments to (1) reduce general and administrative expenses for the effects of actual personnel reductions implemented subsequent to the Merger, (2) recalculate depreciation, depletion and amortization based on the combined reserves and production of Texoil and Cliffwood and to eliminate the historical provision for impairment of oil and gas properties recorded in 1997 by Texoil, (3) interest expense related to debt issued in connection with the Merger, (4) interest expense on convertible debt which was converted as a result of the Merger, (5) eliminate preferred dividends on securities converted to common stock as a condition of the Merger (no preferred stock dividends by Texoil were declared subsequent to June 30, 1996 and (6) recalculate the provision for income taxes.

     The unaudited pro forma amounts do not purport to be indicative of the results of operations that would have been reported had the reverse acquisition occurred as of January 1, 1997, or that may be reported in the future.

  THE SONAT ACQUISITION

     On October 30, 1998, the Company closed on a significant acquisition of oil and gas properties in South Texas and Louisiana from Sonat Exploration Company (Sonat properties) at a purchase price of approximately $17.1 million, net of post-closing adjustments. The acquisition was accounted for using the purchase method of accounting, with substantially all of the costs being allocated to oil and gas properties. The activities of the acquired Sonat properties were included in results of operations beginning November 1, 1998.

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Selected results of operations on a pro forma basis giving effect to the acquisition as if it took place on January 1, 1997 are as follows (in thousands, except per share data):

                                       YEAR ENDED DECEMBER
                                               31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
Revenues.............................  $  20,093  $  24,604
                                       =========  =========
Net income...........................  $     871  $   6,118
                                       =========  =========
Basic income per share...............  $     .02  $     .34
                                       =========  =========
Basic weighted average shares
outstanding..........................     38,413     17,976
                                       =========  =========
Diluted income per share.............  $     .02  $     .32
                                       =========  =========
Diluted weighted average shares
outstanding..........................     42,035     19,392
                                       =========  =========

     Adjustments reflected in the historical results to estimate the above pro forma results of operations for the years-ended December 31, 1998 and 1997 include adjustments to (1) increase operator fees pursuant to operating agreements associated with acquired properties, (2) recalculate depreciation, depletion and amortization based upon combined historical production, reserves and cost basis, (3) reflect interest expense for borrowings under the increased and amended credit facility at an estimated average annual interest rate of 8.0% for 1998 and 7.5% for 1997 and (4) adjust income tax expense as a result of the acquisition.

     The unaudited pro forma amounts do not purport to represent what the results of operations would have been had the acquisition of the Sonat properties occurred on such date, or to project the Company's results of operations for any future period.

NOTE 3:  CREDIT AGREEMENT

     In September 1996, the Company entered into a revolving credit agreement (Credit Agreement) with a bank to finance property acquisitions and for temporary working capital requirements. The Credit Agreement, as amended, provides up to $50 million in available borrowings limited by a borrowing base (as defined in the Credit Agreement) which was $28 million and $10 million at December 31, 1998 and 1997, respectively. As of December 31, 1998 and 1997, borrowings outstanding under the Credit Agreement were $25.5 million and $50,000, respectively. The borrowing base is redetermined annually by the bank pursuant to the Credit Agreement (or more frequently at the option of the Company) and is reduced over a five-year period on a straight-line basis.

     The Credit Agreement provides for an annual facility fee of 1/4% of the initial borrowing base and on any increases thereto, and it also provides for monthly interest payments at the lender's prime rate plus 1/2%. As part of amendments to the Credit Agreement, the Company arranged a London Interbank Offering Rate ("LIBOR") option at 1.75-2.25% over the LIBOR rate, at differing borrowing levels. The average interest rate paid to the lender was 8.0% in 1998 and 9.0% in 1997. The Company has granted first mortgages, assignments of production, security agreements and other encumbrances on its oil and gas properties to the lender, as collateral, pursuant to the Credit Agreement.

     Under the terms of the Credit Agreement, up to $500,000 is available under the borrowing base for the issuance of letters of credit. At December 31, 1998 and 1997, $115,455 and $124,955, respectively, was reserved for the issuance of letters of credit.

     The Credit Agreement contains covenants which, among other things, restrict the payment of dividends on any security, limit the amount of consolidated debt, limit the Company's ability to make certain loans and investments, and require that the Company remain in compliance with certain covenants of the Credit Agreement.

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Estimated maturities of long-term debt, assuming the present borrowing base is unchanged as of December 31, 1998, are $2.6 million in 1999 and $22.9 million in 2000. Management expects the maturity date to be extended based upon periodic borrowing base reviews in accordance with the Credit Agreement.

NOTE 4:  CONVERTIBLE SUBORDINATED NOTES

     On December 31, 1997, the Company entered into a Note Purchase Agreement (the "RIMCO Agreement") with four limited partnerships of which RIMCO is the controlling general partner (the "RIMCO Lenders"). Under the RIMCO Agreement, the RIMCO Lenders agreed to provide $10 million in financing and Texoil issued 7.875% Convertible Subordinated General Obligation Notes in the principal amount of $10 million (the "Convertible Notes") which will mature December 31, 1999 ("Maturity Date"), subject to extension pursuant to the terms of the RIMCO Agreement. Interest is payable on the first day of each month beginning February 1, 1998. All outstanding principal plus all accrued and unpaid interest are due and payable on the Maturity Date or upon a "Change of Control" as defined in the RIMCO Agreement.

     At any time prior to the Maturity Date, indebtedness outstanding under the Convertible Notes is convertible by the holders, in whole or in part, into Texoil common stock at a conversion price equal to $1.75 per share, subject to anti-dilution adjustments. Texoil can convert all of the outstanding indebtedness under the Convertible Notes if the average closing price per share during a period of 20 consecutive trading days equals or exceeds 130% of the conversion price ($2.275). If, on December 31, 1999, cash availability of Texoil and its subsidiaries, as defined in the RIMCO Agreement, is less than the principal and accrued and unpaid interest outstanding under the Convertible Notes, the RIMCO Lenders can be required to convert the outstanding principal and accrued and unpaid interest into Texoil common stock if the market price is greater than 60% of the conversion price ($1.05). Alternatively, if the market price is less than $1.05, then the RIMCO Lenders may elect to convert to common shares at the market price or extend the maturity date by approximately 18 months. The Convertible Notes would have been included on an "as-if-converted" basis within the diluted net income per common share calculation, if the Company had earned net income, as these notes may be converted at any time at the option of the holder. The Convertible Notes were classified as long-term in the accompanying consolidated balance sheet as a result of the terms of the agreement, which require an extension of the maturity date in the event the Company does not have the cash availability to redeem the Notes and the Notes are not converted to equity.

     The indebtedness under the RIMCO Agreement is subject to the terms of the subordination agreement among the RIMCO Lenders, Comerica Bank -- Texas, N. A. (as agent for itself and certain other lenders), Texoil, Inc., Cliffwood Oil & Gas Corp., Cliffwood Energy Company and Cliffwood Production Co. under which indebtedness under the RIMCO Agreement is subordinated in right of payment and the RIMCO Lenders are subject to restrictions on their right to exercise remedies under the RIMCO Agreement. The subordination provisions do not affect the ability to convert indebtedness under the RIMCO Agreement into common stock of Texoil. The Company granted the holders of the Convertible Notes certain registration rights in respect of shares of Texoil common stock issuable upon conversion of debt under the Convertible Notes.

NOTE 5:  STOCK OPTIONS, PERFORMANCE AWARDS AND STOCK WARRANTS

     Pursuant to the terms and conditions of the Merger Agreement, the Company assumed obligations associated with Cliffwood's 1997 Stock Option Plan and for outstanding warrants to purchase common stock, based on the same exchange ratio (6.74 for 1) as Texoil shares were issued for Cliffwood shares. Accordingly, the disclosures set forth below for Cliffwood options and warrants are converted to post-merger amounts outstanding.

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  STOCK OPTIONS AND PERFORMANCE AWARDS

     In 1997, Cliffwood adopted an Incentive Stock Option Plan and a Non-employee Director Stock Option Plan. During 1997, pursuant to these plans, the Cliffwood Board granted to certain employees and non-employee directors of Cliffwood options for 3,019,520 and 842,500 shares of common stock, respectively. All options granted have an exercise price of $.52 per share and vest over a three-year period. The following summarizes information with regard to the Cliffwood stock option plan for the years-ended December 31, 1998 and 1997 (shares in thousands):

                                                   1998                    1997
                                           --------------------    --------------------
                                                       WEIGHTED                WEIGHTED
                                                       AVERAGE                 AVERAGE
                                                       EXERCISE                EXERCISE
                                           OPTIONS      PRICE      OPTIONS      PRICE
                                           --------    --------    --------    --------
     Outstanding at beginning of year...     3,862       $.52        --          --
     Granted............................     --          --          3,862       $.52
     Exercised..........................     --          --          --          --
     Forfeited..........................     --          --          --          --
                                           --------    --------    --------    --------
     Outstanding at end of year.........     3,862       $.52        3,862       $.52
                                           ========    ========    ========    ========

     The following table summarizes information for the options outstanding at December 31, 1998 (shares in thousands):

                                                    OPTIONS OUTSTANDING
                                           --------------------------------------    OPTIONS EXERCISABLE
                                                           WEIGHTED                 ----------------------
                                            NUMBER OF       AVERAGE      WEIGHTED    NUMBER OF    WEIGHTED
                                             OPTIONS       REMAINING     AVERAGE      OPTIONS     AVERAGE
                                           OUTSTANDING    CONTRACTUAL    EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES                   AT 12/31/98   LIFE IN YEARS    PRICE     AT 12/31/98    PRICE
----------------------------------------   -----------   -------------   --------   -----------   --------
$.52....................................      3,862            2           $.52        2,574        $.52

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. APB Opinion No. 25 generally does not require compensation costs to be recorded on options which have exercise prices at least equal to the fair value of the underlying common stock on the date of grant. The 181,980 performance awards granted are compensatory under APB Opinion No. 25. During 1997, the Cliffwood Board granted certain employees 181,980 shares of Class A Common Stock as performance awards to be earned over a three year period beginning January 1, 1997. The shares were issued in 1998, subject to agreements with such employees whereby any unearned shares will be surrendered if the employee resigns or is terminated on or before January 1, 2000. The Company will recognize approximately $93,000 of compensation expense related to these awards, $31,000 of which was recognized in each of 1998 and 1997.

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the optional accounting method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income
(loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                           1998       1997
                                                         ---------  ---------
Net income (loss).......................   As reported   $    (886) $     638
                                           Pro forma        (1,002)       522
Basic earnings (loss) per share.........   As reported   $    (.02) $     .04
                                           Pro forma          (.03)       .03
Diluted earnings (loss) per share.......   As reported   $    (.02) $     .03
                                           Pro forma          (.03)       .03

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997: risk-free interest rates ranging from 5.9% to 6.1%; dividend yield of 0%; 0% stock price volatility due to the non-public status of the Company during 1997; and an expected option life of three years. The weighted-average fair value of options granted during 1997 was $.54 per option, for options granted at fair market value. Since no new options were issued in 1998, no additional Black-Scholes model was necessary.

  STOCK WARRANTS

     In connection with the formation of Cliffwood Acquisition 1996 Limited Partnership ("CALP 96" or the "Partnership", see Note 11) and concurrent with the joint acquisition of certain oil and gas properties on September 27, 1996, the Company issued warrants to certain limited partners of CALP 96 for the purchase of 2,022,000 shares of Cliffwood Common Stock, at an exercise price of $.19 per share. The fair value of the warrants was estimated by management to be $396,000, based on a valuation of partnership reversionary interests and further corroborated by a valuation of the Company's common stock, immediately before and after the subject transaction, with each such valuation calculated by management using common industry methodologies. The warrants are included in EPS using the treasury stock method. This warrant value was reflected as an addition to proved oil and natural gas properties and additional paid-in capital in the Company's 1996 consolidated financial statements.

     Cliffwood issued warrants to purchase common stock in connection with certain financing activities and purchases of assets consummated in 1997. The table set forth below lists such warrants, the exercise prices and the dates of issuance. All warrants issued and outstanding expire five years after the date of issuance.

                                          ISSUED      EXERCISE     DATE OF     FMV AT DATE
                                         WARRANTS      PRICE      ISSUANCE    OF GRANT PRICE
                                       ------------   --------    ---------   --------------
First Union Capital Markets Inc......     1,128,950     $.63      06/01/97        $.0623
Lincoln National Life Insurance
  Co.................................     1,760,825     $.63      08/04/97        $.0534
V & C Energy Limited Partnership.....       337,000     $.67      08/05/97        $.0534
Michael J. Foy.......................        92,675     $.63      08/04/97        $.0534

     The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997; risk-free interest rates ranging from 6.1% to 6.5%; dividend yield of 0%; 0% stock price volatility due to the non-public status of the Company during 1997 and an expected warrant life of five years. The weighted average fair value of warrants granted during 1997 was $3.62 per option, for warrants granted at fair market value. Such values were reflected as an addition to

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


evaluated oil and natural gas properties and additional paid-in capital in the accompanying consolidated financial statements.

     No stock options, performance awards or warrants were exercised during 1998 or 1997.

NOTE 6:  STOCKHOLDERS' EQUITY

     Under the terms of the Merger Agreement, Texoil issued 6.74 shares of common stock, par value $.01 per share ("Common Stock") for every share of issued and outstanding Cliffwood Class A common stock and Class B common stock, resulting in the issuance of approximately 25,632,159 shares of Texoil Common Stock, or approximately 70% of the shares of Texoil Common Stock outstanding at December 31, 1997. In addition, in 1997 Texoil issued replacement warrants and options to holders of Cliffwood warrants and options representing obligations to issue, upon exercise of such replacement warrants or options, up to 9,203,470 shares of Texoil Common Stock. The "Issuance of Texoil, Inc., shares to effect the business combination" caption included in the accompanying consolidated statement of stockholders' equity represents the common shares issued to the existing stockholders of Texoil. The fair value of the net assets acquired from such former stockholders was approximately $3.1 million.

     During 1998, the Company issued 2,708,094 shares of Class A Common Stock. A total of 898,000 shares were issued in connection with the purchase of certain oil and gas properties. The remainder of the shares were issued as performance awards and in exchange for the surrender of Cliffwood warrants.

NOTE 7:  INCOME TAXES

     The following table shows the components of the Company's income tax provision (benefit) (in thousands):

                                            YEAR ENDED
                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
Deferred:
     Federal.........................  $    (654) $     358
     State...........................        (54)        30
     Change in deferred tax asset
     valuation allowance.............       (295)    --
                                       ---------  ---------
                                       $  (1,003) $     388
                                       =========  =========

     A reconciliation of taxes computed at the corporate federal income tax rate to the reported income tax provision (benefit) is as follows (in thousands):


                                            YEAR ENDED
                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
Statutory Federal income tax
  provision (benefit)................  $    (654) $     358
State income tax provision
  (benefit)..........................        (54)        30
Change in deferred tax asset
  valuation allowance................       (295)    --
                                       ---------  ---------
Income taxes as reported.............  $  (1,003) $     388
                                       =========  =========

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table shows the components of the Company's net deferred tax asset or liability (in thousands):

                                              AS OF
                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
Deferred tax liabilities:
     Net oil and gas property costs
       expensed for tax, but
       capitalized for financial
       statements....................      1,385        315
                                       ---------  ---------
          Deferred tax liability.....      1,385        315
                                       ---------  ---------
Deferred tax asset:
     Net operating loss
       carryforward..................      4,389      4,052
     Credit carryforwards............         59         52
     Statutory depletion
       carryforwards.................      1,068        813
     Valuation allowance.............     (3,343)    (4,817)
                                       ---------  ---------
          Deferred tax asset.........      2,173        100
                                       ---------  ---------
     Net deferred tax asset
       (liability)...................  $     788  $    (215)
                                       =========  =========


     Section 382 of the Internal Revenue Code of 1986 (Section 382), as amended, limits the availability of the Net Operating Loss ("NOL") and Investment Tax Credit ("ITC") carryforwards if there is a change of ownership of more than 50% of the Company within a retroactive three-year period. Due to the Merger Agreement and change in ownership, the Company will be limited in its future utilization of the NOL and ITC carryforwards to an amount equal to the product of the federal long-term tax-exempt bond rate prescribed by the Internal Revenue Service and the fair market value of the Company immediately prior to the time of the ownership change. Therefore, in 1997 the Company recorded a valuation allowance against its deferred tax assets to reflect the estimated portion for which realization is uncertain.

     At December 31, 1998, the Company's NOL, depletion, and tax credit carryforwards were approximately $11.1 million, $2.8 million, and $59,000, respectively, of which the NOL's begin to expire in 2000. In the fourth quarter of 1998 the Company adjusted its valuation allowances to recognize a net deferred tax asset of $788,000 because realization of a portion of the carryforwards are now considered by management to be more likely than not. The related determination of future income tax benefits considered projections of:
(1) future taxable income and expense items, including those whose timing and income tax treatment are within the control of the Company, (2) cash flows from proved oil and gas properties based on independently prepared reserve reports (including the effects of the recent Sonat properties acquisition), (3) expiration periods and the effects of Internal Revenue Service Section 382 and separate return limitations which apply to portions of the net operating loss carryforwards acquired in the Merger, (4) statutory depletion and investment tax credit carryforwards and (5) other factors deemed by management to be relevant. This determination could be changed in future periods as economic conditions (primarily oil and gas sales prices) change, or the Company's financial and income tax basis and carryforward positions change.

NOTE 8:  INTEREST RATE SWAP AGREEMENT

     The Company has entered into an interest rate swap agreement to manage the exposure to interest rate risk caused by its floating rate credit facility. At December 31, 1998, the Company had one interest rate swap agreement outstanding with a commercial bank, having a total notional principle amount of $12 million. This agreement effectively fixes the Company's interest rate on this portion of its debt to a 5.25% LIBOR rate plus 1.75% to 2.25%, as stipulated in the Credit Agreement.

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The fair value of the interest rate swap instrument was $4,812 at December 31, 1998. The Company is exposed to credit loss in the event of non-performance by the other party to the interest rate swap agreement. However, the Company does not anticipate non-performance by the counterparty.

NOTE 9:  CONCENTRATIONS OF CREDIT RISK

     Credit risk represents the accounting loss which the Company would record if its customers failed to perform pursuant to the contractual terms. The Company's two largest customers are large multinational companies. In addition, the Company transacts business with independent oil producers, crude oil trading companies and a variety of other entities. The Company's credit policy and the relatively short duration of receivables mitigate the risk of uncollected receivables.

     Accounts receivable for oil and natural gas sales from five customers amounted to 51% and 58% of the outstanding balance at December 31, 1998 and 1997, respectively. Sales to three customers accounted for 33% and 49% of oil and natural gas revenues for 1998 and 1997, respectively. No other purchaser of the Company's products accounted for as much as 10% of total sales during 1998 or 1997.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     Minimum future lease commitments in connection with office space and equipment leased by the Company are: $80,916 in 1999, $6,743 in 2000, and zero thereafter. Rental payments made under the terms of current agreements totaled $72,165 and $61,945 in 1998 and 1997, respectively. In addition, the Company paid rents in the total amount of $75,412 under a lease obligation resulting from the Merger. This obligation terminated September 30, 1998. No such payments were made in 1997. The Company has entered into various commitments and operating agreements related to substantially all of its oil and natural gas properties. It is management's belief that such commitments will be met without a significant adverse impact on the Company's financial position or results of operations.

CONTINGENCIES

     No significant legal proceedings are pending which are expected to have a material adverse effect on the Company. The Company is unaware of any potential claims or lawsuits involving environmental, operating or corporate matters which are expected to have a material adverse effect on the Company's financial position or results of operations.

NOTE 11:  RELATED-PARTY TRANSACTIONS

  INVESTMENT IN PARTNERSHIP

     In May 1998, the Company acquired all of the properties of the CALP 1996 Limited Partnership and formed a new Partnership, the Cliffwood 1998 Acquisition Partnership ("CALP"). The Partnership is a limited partnership formed to acquire interests in oil and gas properties. Generally, the Company funds fifteen percent (15%) of the Partnership's capital requirements and may earn up to sixty percent (60%) of Partnership cash flows, predicated upon achieving the recovery of invested funds plus a specified rate of return for the limited partners. In accordance with certain agreements, the Company must offer the Partnership 30% of future acquisitions sponsored by the Company up to the Partnership capital limit of $15 million. The Company uses the proportionate consolidation method of accounting for this investment.

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  MANAGEMENT

     The Company entered into certain transactions with management, including Frank A. Lodzinski, President. A summary of related-party transactions is as follows:

     Energy Resource Associates, Inc. ("ERA"), a Texas corporation, is solely owned and controlled by Mr. Lodzinski. ERA is also the General Partner of the V&C Energy Limited Partnership ("V&C") which has participated with Cliffwood in several of its acquisitions, at cost. In September 1997, V&C sold certain oil & gas properties to the Company for $2.5 million in cash, 100,000 shares of Cliffwood stock and 50,000 warrants to purchase Cliffwood common stock at a price of $4.50 per share.

  INVESTMENT IN JOINT VENTURE

     The Company maintains a majority interest in Cliffwood-Blue Moon Joint Venture, Inc. (CBJV). The objective of the Joint Venture is to generate and lease exploratory, exploitation and development prospects, using fully integrated 3-D seismic data along with well control, engineering and other data, thereby reducing drilling risk. Of these prospects, the Company generally intends to retain a 10% to 30% interest in all prospects and sell the rest to industry or other partners.

  RESOURCE INVESTORS MANAGEMENT COMPANY (RIMCO)

     Gary J. Milavec, Vice President of RIMCO, is a member of the Company's Board of Directors. In connection with the Merger, RIMCO provided $10 million of financing to the Company as described in Note 4 to these financial statements.

NOTE 12:  SUBSEQUENT EVENTS

  HEDGING TRANSACTIONS

     With the objective of reducing the risks associated with the volatility of oil and gas prices, the Company entered into a commodity price swap transaction with First Union National Bank, effective February 1, 1999. The notional quantity of the contract is 100,000 MMBtu per month, referenced at delivered spot gas prices -- Houston Ship Channel with a strike price of $2.17 per MMBtu. The termination date of the contract is October 31, 1999. A similar price swap transaction was also entered into for the period February 1, 2000, through October 31, 2000, at a strike price of $2.16 per MMBtu.

                                  TEXOIL, INC.
                      SUPPLEMENTARY OIL & GAS INFORMATION
               COSTS INCURRED IN OIL & GAS PROPERTY ACQUISITION,
                     EXPLORATION AND DEVELOPMENT ACTIVITIES
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                  (UNAUDITED)

                                         1998       1997
                                       ---------  ---------
                                             ($000'S)
Acquisition of properties:
     Evaluated.......................  $  23,703  $   9,608
     Unevaluated.....................      3,069      4,618
Exploration costs....................        420     --
Development costs....................      1,581        906
                                       ---------  ---------
     Total costs incurred............  $  28,773  $  15,132
                                       =========  =========


          CAPITALIZED COSTS RELATING TO OIL & GAS PRODUCING ACTIVITIES
                           DECEMBER 31, 1998 AND 1997
                                  (UNAUDITED)


                                         1998       1997
                                       ---------  ---------
                                             ($000'S)
Evaluated properties.................  $  42,933  $  16,021
Unevaluated properties...............      6,479      4,618
                                       ---------  ---------
                                       $  49,412  $  20,639
Less: Accumulated depreciation,
  depletion and amortization.........      5,138      1,292
                                       ---------  ---------
     Net capitalized costs...........  $  44,274  $  19,347
                                       =========  =========


     The projects represented by unevaluated properties and associated costs were undergoing exploration or evaluation activities or are projects in which the Company intends to commence such activities in the future. Of the approximately $6.5 million in net unevaluated property costs at December 31, 1998, that are being excluded from the amortizable base, $3.1 million was incurred in 1998, and $3.4 million was incurred in 1997. The Company will begin to amortize these costs when proved reserves are established or an impairment is determined. The Company believes this determination will occur in 24 to 36 months.

              See accompanying notes to supplementary information.

                                  TEXOIL, INC.
                      SUPPLEMENTARY OIL & GAS INFORMATION
                          RESERVE QUANTITY INFORMATION
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                  (UNAUDITED)


                                             1998               1997
                                        ---------------    ---------------
                                         OIL      GAS       OIL      GAS
                                        MBBL      MMCF     MBBL      MMCF
                                        -----    ------    -----    ------
Proved reserves:
  Beginning of year..................   4,703    11,622    1,684     4,622
     Acquisitions....................   4,539    26,374    2,798     7,538
     Extensions, discoveries and
       improved recovery.............     327     1,350      136       302
     Revisions of previous
       estimates.....................     246      (163)     340      (133)
     Production......................    (518)   (1,468)    (255)     (707)
     Sales of reserves in-place......     (84)     (156)    --        --
                                        -----    ------    -----    ------
  End of year........................   9,213    37,559    4,703    11,622
                                        =====    ======    =====    ======
Proved developed reserves
  End of year........................   7,341    28,643    4,138     7,294
                                        =====    ======    =====    ======


                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE
              NET CASH FLOW RELATING TO PROVED OIL & GAS RESERVES
                           DECEMBER 31, 1998 AND 1997
                                  (UNAUDITED)


                                          1998        1997
                                       ----------  ----------
                                              ($000'S)
Future cash inflows..................  $  168,967  $  105,530
Future production and development
  costs
     Production costs and taxes......     (76,648)    (53,940)
     Development and abandonment.....     (14,563)     (5,338)
Future income tax expenses...........     (27,233)    (10,909)
                                       ----------  ----------
Future net cash flows................      50,523      35,343
Discount at 10% per annum............     (19,829)    (14,823)
                                       ----------  ----------
Standardized measure of discounted
  future net cash flow...............  $   30,694  $   20,520
                                       ==========  ==========
     Standardized measure before
      income taxes...................  $   46,191  $   27,116
                                       ==========  ==========


              See accompanying notes to supplementary information.

                                  TEXOIL, INC.

                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                  NET CASH FLOWS AND CHANGES THEREIN RELATING
                         TO PROVED OIL AND GAS RESERVES
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                  (UNAUDITED)

     The following are the principal sources of change in the standardized measure of discounted future net cash flows during 1998 and 1997:


                                          YEAR ENDED DECEMBER
                                                  31,
                                          --------------------
                                            1998       1997
                                          ---------  ---------
                                                ($000'S)
Standardized measure of discounted
  future net cash flows,
  beginning of year.....................  $  20,520  $  12,759
Purchases of reserves...................     32,682     14,828
Extensions, discoveries and improved
  recovery, net of costs................      3,163      1,095
Revisions of previous quantity
  estimates.............................        566      2,575
Net changes in prices and production
  costs.................................    (12,279)    (7,228)
Changes in estimated future development
  costs.................................     (2,254)      (228)
Development costs incurred during period
  that reduced future
  development costs.....................        536        208
Sales of oil and gas produced during
  period, net of production costs.......     (3,537)    (2,874)
Net change in income taxes..............     (8,900)    (1,613)
Sales of reserves.......................       (530)
Accretion of discount...................      2,712      1,774
Other (changes in production rates,
  timing and other).....................     (1,985)      (776)
                                          ---------  ---------
Standardized measure of discounted
  future net cash flows, end of year....  $  30,694  $  20,520
                                          =========  =========


              See accompanying notes to supplementary information.

                                  TEXOIL, INC.
                 NOTES TO SUPPLEMENTARY OIL AND GAS INFORMATION
                                  (UNAUDITED)

1.  PRESENTATION AND RESERVE DISCLOSURE INFORMATION

     Reserve disclosure information is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69 ("SFAS 69"), "Disclosures About Oil and Gas Producing Activities".

2.  DETERMINATION OF PROVED RESERVES

     The estimate of the Company's proved reserves were determined by independent petroleum engineers in accordance with the provisions of SFAS 69 and applicable rules of the Securities and Exchange Commission. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development and other factors. Estimated future cash flows were computed by applying prices of oil and gas received by the Company at the end of the indicated periods to estimated future production of proved reserves, less estimated future development and production costs, which were estimated based on current costs.

3. STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes of standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of SFAS 69. Future cash inflows are computed as described in Note 2 above by applying current prices to year-end quantities of proved reserves. Future production and development costs are computed estimating the expenditures to be incurred in developing and producing the oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.

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

     Future net cash flows are discounted at a rate of 10% annually (pursuant to SFAS 69) to derive the standardized measure of discounted future net cash flows. This calculation does not necessarily represent an estimate of fair market value or the present value of such cash flows since future prices and costs can vary substantially from year-end and the use of a 10% discount figure is arbitrary.