Form 10QSB
period 1999-03-31
TEXOIL INC /NV/
filed 1999-05-07
CIK 748856

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                        Commission file number: 0-12633

                                  TEXOIL, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            NEVADA                                     88-0177083
 (STATE OR OTHER JURISDICTION                       (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,295,094 shares of common stock, $.01 par value, issued and outstanding at April 30, 1999.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                                  TEXOIL, INC.
                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     CONSOLIDATED FINANCIAL
      STATEMENTS:

     Consolidated Balance Sheet as of March 31, 1999.................     3

     Consolidated Statements of Income for the three months ended
      March 31, 1999 and 1998........................................     4

     Consolidated Statements of Cash Flows for the three months
      ended March 31, 1999 and 1998..................................     5

     Notes to Consolidated Financial Statements......................     6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS...........................     8

PART II.  OTHER INFORMATION..........................................    15

                                  TEXOIL, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                           MARCH 31,
                                             1999
                                           ---------
Assets:
Current Assets:
     Cash and cash equivalents..........    $   564
     Accounts receivable and other......      3,003
     Drilling advances..................        122
     Other current assets...............         53
                                           ---------
          Total current assets..........      3,742
Property, plant and equipment, at cost:
     Oil and natural gas properties
      (full-cost method)
          Evaluated properties..........     43,820
          Unevaluated properties........      6,672
Office and other equipment..............        625
                                           ---------
                                             51,117
Less -- accumulated depletion,
  depreciation and amortization.........     (6,318)
                                           ---------
Net property, plant and equipment.......     44,799
                                           ---------
Other assets, net.......................        680
Deferred tax asset......................        684
                                           ---------
          Total assets..................    $49,905
                                           =========
Liabilities and Stockholders' Equity:
Current liabilities:
     Accounts payable and accrued
      liabilities.......................    $ 2,237
     Current portion--long term debt....      2,633
     Revenue royalties payable..........      1,440
                                           ---------
          Total current liabilities.....      6,310
                                           ---------
Long-term debt..........................     22,117
Convertible subordinated notes..........     10,000
Stockholders' equity:
     Series A preferred stock -- $.01
      par value with liquidation
      preference of $100 per share,
      10,000,000 shares authorized, none
      issued and outstanding............      --
     Common stock -- $.01 par value;
      60,000,000 shares authorized;
      39,295,094 shares issued and
      outstanding.......................        393
Additional paid-in capital..............     10,792
Retained earnings.......................        293
                                           ---------
     Total stockholders' equity.........     11,478
                                           ---------
     Total liabilities and stockholders'
      equity............................    $49,905
                                           =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                         1999       1998
                                       ---------  ---------
Revenues:
     Oil and gas sales...............  $   3,827  $   1,866
     Operator and management fees....        242        255
     Interest and other..............          4         57
                                       ---------  ---------
          Total revenues.............      4,073      2,178
                                       ---------  ---------
Costs and Expenses:
     Lease operating.................      1,500        770
     Workover........................          2         81
     Production taxes................        274        103
     General and administrative......        447        437
     Depletion, depreciation and
      amortization...................      1,025        434
     Interest........................        547        109
                                       ---------  ---------
          Total expenses.............      3,795      1,934
                                       ---------  ---------
Income before income taxes...........        278        244
Provision for deferred income
  taxes..............................       (105)       (92)
                                       ---------  ---------
Net income...........................  $     173  $     152
                                       =========  =========
Basic net income per share...........  $  --      $  --
                                       =========  =========
Basic weighted average shares........     39,295     36,587
                                       =========  =========
Diluted net income per share.........  $  --      $  --
                                       =========  =========
Diluted weighted average shares......     41,117     42,374
                                       =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                         1999       1998
                                       ---------  ---------
Cash flows from operating activities:
Net income...........................  $     173  $     152
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
     Depletion, depreciation and
      amortization...................      1,025        434
     Deferred income tax provision...        105         92
     Accounts receivable.............      1,042      1,219
     Accounts receivable -- related
      party..........................     --             60
     Notes receivable................     --           (120)
     Other assets....................        (14)      (239)
     Accounts payable and accrued
      liabilities....................       (554)    (1,264)
     Revenue royalties payable.......        (57)      (687)
                                       ---------  ---------
          Net cash provided by (used
            in) operating
            activities...............      1,720       (353)
                                       ---------  ---------
Cash flows from investing activities:
     Additions to oil and gas
      properties.....................       (833)    (2,309)
     Other equipment additions.......          4        (23)
                                       ---------  ---------
          Net cash used in investing
            activities...............       (829)    (2,332)
                                       =========  =========
Cash flows from financing activities:
     Proceeds from issuance of common
      stock..........................     --         --
     Proceeds from long-term debt and
      other..........................     --         --
     Repayments of long-term debt....       (750)        (1)
                                       ---------  ---------
          Net cash provided by (used
            in) financing
            activities...............       (750)        (1)
                                       ---------  ---------
Net increase in cash and cash
  equivalents........................        141     (2,686)
Cash and cash
  equivalents -- beginning of
  period.............................        423      4,059
                                       ---------  ---------
Cash and cash equivalents -- end of
  period.............................        564  $   1,373
                                       =========  =========
Supplemental disclosure of cash flow
  information:
     Cash paid during the period for:
          Interest...................  $     680  $     136
                                       =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  ORGANIZATION AND ACCOUNTING POLICIES:

     ORGANIZATION AND BASIS OF PRESENTATION

     Texoil operates a single business segment involved in the acquisition, development and production of, and exploration for, crude oil, natural gas and related products primarily in Texas, Louisiana and Oklahoma. The financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

     NET INCOME PER COMMON SHARE

     Basic net income per common share is computed based on the weighted average shares of common stock outstanding. Net income per share computations to reconcile basic and diluted net income for the quarters ended March 31, 1999 and 1998 consist of the following (in thousands except per share data):

                                      QUARTER ENDED MARCH 31,
                                      ----------------------
                                         1999       1998
                                       ---------  ---------
Net Income...........................  $     173  $     152
Basic weighted average shares........     39,295     36,587
Effect of dilutive securities:
     Warrants........................        527      3,208
     Options.........................      1,295      2,397
     Awards..........................     --            182
     Convertible notes...............     --         --
                                       ---------  ---------
Diluted weighted average shares......     41,117     42,374
Per common share net income:
     Basic...........................  $  --      $  --
     Diluted.........................  $  --      $  --

NOTE 2:  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998 the Financial Accounting Standards Board issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the gains and losses on derivatives to offset related results on the hedged item either in the income statement or in the statement of stockholders' equity, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The statement is effective for fiscal years beginning after June 15, 1999. In connection with the purchase of producing properties on October 30, 1998, the Company hedged certain quantities of natural gas. The Company is currently evaluating the new standard but has not yet determined the impact it will have on its financial position and results of operations.

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3:  UNAUDITED PRO FORMA FINANCIAL INFORMATION

     On October 30, 1998, the Company closed on a significant acquisition of oil and gas properties in South Texas and Louisiana from Sonat Exploration Company ("Sonat Properties"). The acquisition was accounted for using the purchase method of accounting. The activities of the acquired Sonat Properties were included in results of operations beginning November 1, 1998. Selected results of operations for the three months ended March 31, 1998, on a pro forma basis, giving effect to the acquisition as if it took place on January 1, 1998, are as follows:

Revenues.............................  $   5,023
                                       =========
Net income...........................  $     218
                                       =========
Basic income per share...............  $     .01
                                       =========
Basic weighted average shares
  outstanding........................     36,587
                                       =========
Diluted income per share.............  $     .01
                                       =========
Diluted weighted average shares
  outstanding........................     42,374
                                       =========

     Adjustments reflected in the historical results to estimate the above pro forma results of operations for the quarter ended March 31, 1998, include adjustments to (1) increase operator fees pursuant to operating agreements associated with acquired properties, (2) recalculate depreciation, depletion and amortization based upon combined historical production, reserves and cost basis,
(3) reflect interest expense for borrowings under the increased and amended credit facility at an estimated average annual interest rate of 8.0%, and (4) adjust income tax expense as a result of the acquisition. The unaudited pro forma amounts do not purport to represent what the results of operations would have been had the acquisition of the Sonat Properties occurred on such date or to project the Company's results of operations for any future period.

NOTE 4:  CREDIT AGREEMENT

     The Company has a revolving credit agreement (Credit Agreement) with a bank to finance property acquisitions and for temporary working capital requirements. The Credit Agreement, as amended, provides up to $50 million in available borrowings, limited by a borrowing base (as defined in the Credit Agreement) which was $27.1 million and $9.5 million at March 31, 1999 and 1998, respectively. As of March 31, 1999 and 1998, borrowings outstanding under the Credit Agreement were $24.8 million and $50,000, respectively. The borrowing base is redetermined annually by the bank pursuant to the Credit Agreement (or more frequently at the option of the Company) and is reduced over a five-year period on a straight-line basis. The average interest rate paid to the lender was 7.4% and 9.0% for the three months ended March 31, 1999 and 1998, respectively. The Company has granted first mortgages, assignments of production, security agreements and other encumbrances on its oil and gas properties to the lender, as collateral, pursuant to the Credit Agreement. The Credit Agreement contains covenants which, among other things, restrict the payment of dividends on any security, limit the amount of consolidated debt, limit the Company's ability to make certain loans and investments, and require that the Company remain in compliance with certain covenants of the Credit Agreement.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related notes thereto, included elsewhere in this 10-QSB and should further be read in conjunction with the Company's annual report on Form 10-KSB, for the year-ended December 31, 1998.

FORWARD-LOOKING INFORMATION

     This quarterly report on Form 10-QSB, and in particular this management's discussion and analysis of financial condition and results of operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report and, in particular, this section of this report, including, without limitation, statements regarding the Company's business strategy, plans, objectives expectations, intent and beliefs of management related to current or future operations are forward-looking statements. Such statements are based on certain assumptions and analyses made by management, based on its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are subject to a number of material risks and uncertainties including assumptions about the pricing of oil and gas, assumptions about operating costs, production operations continuing as in the past or as projected by independent engineers, the ability to generate and take advantage of acquisition opportunities and numerous other factors. A detailed discussion of important factors that could cause actual results to differ materially from the Company's expectations are discussed herein and in the Company's annual report on form 10-KSB for 1998. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisioned by such forward-looking statements.

GENERAL

     Texoil is an independent oil and gas company engaged in the acquisition and development of oil and gas reserves through an active and diversified program which includes purchases of oil and gas reserves, re-engineering, development and exploration activities. As further discussed herein, future growth in assets, earnings, cash flows and share values are dependent upon the Company's ability to acquire, discover and develop commercial quantities of oil and gas reserves that can be produced at a profit and assemble an oil and gas reserve base with a market value exceeding its finding and production costs. Product prices, particularly the price of crude oil, have dropped significantly during 1998 and early 1999. While prices have recently rebounded, no assurance can be given that current price levels will be sustained or will continue to increase. The industry-wide reduction in prices has adversely affected revenues and net cash flows of the Company, as well as most companies in the industry, particularly those whose assets were concentrated in oil reserves. Furthermore, reduced cash flows have adversely affected the capital budgets of major oil companies and independents. Such depressed industry conditions have led to certain contractions among many companies including, among others, work-force reductions, reorganizations, capital budget decreases, and elimination or deferral of new ventures. Such industry conditions may adversely affect Texoil's ability to solicit industry partners to participate in projects originated by Texoil on a promoted basis.

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

     Accordingly, Texoil's management has developed a corporate action plan and intends to acquire, discover and develop oil and gas reserves, aggressively pursue corporate acquisitions and mergers and achieve continued growth. In addition management continues to focus on reducing operating and administrative costs on a per unit basis. The plan is merely an expansion and adaptation of the business plan which was conceived and implemented by management in early 1996, and has resulted in significant growth to date. See "Impact of Changing Prices and Costs" and "Corporate Efforts to Offset Declining Prices" below. Other elements of the action plan are as follows:

        1) Further diversify and enhance the portfolio of proved properties. In the short-term, focus on natural gas reserves that can favorably impact operating ratios and cash flows. Acquire properties with long-term development and exploration potential.

        2) Expand the Company's drilling (development and exploration) programs and increase its direct participation, but continue to solicit industry or institutional partners on a promoted basis.

        3) Continue cost-containment efforts directed toward controlling and reducing per-unit operating and general and administrative costs.

        4) Selectively seek asset or corporate acquisitions and mergers for cash or Texoil shares.

        5) Increase equity and long-term financing through available means, whether through direct placement of securities or through acquisition activities.

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

RECENT SIGNIFICANT PROPERTY ACQUISITION

     The Company closed a purchase of nine proved oil and gas fields from Sonat Exploration Company ("Sonat") on October 30, 1998. In the opinion of management, the acquisition is a significant event for the Company, consistent with its business strategy and action plan discussed above. Based on independent engineering evaluations and prior year average prices, absent unforeseen events, the Company projects gas production to increase by approximately 141% and oil production to increase by 43%, respectively, in 1999 over 1998 levels. Cash flows from Company properties are estimated to increase approximately $4.2 million in 1999, based on first quarter production and prices and not considering development. The projected level of cash flows is approximately 136% greater than 1998. The Sonat Properties were acquired as proved producing properties with anticipated future development and drilling potential. Texoil is the operator of seven fields and receives certain operating fees in addition to cash flows from production. The acquisition favorably impacts the Company's gas to oil production ratio from 29% gas to 48% gas, comparing the first quarter of 1998 to the comparable period in 1999. Management believes the impact on revenues, cash flows and earnings will continue to be positive.

OIL & GAS PROPERTIES

     The Company uses the full-cost method of accounting for its investment in oil and gas properties. Under the full-cost method, all costs of acquisition, exploration and development of oil and gas reserves are capitalized separately for each cost center (generally defined as a country). Capitalized balances are referred to as the "full-cost pool" and are further classified as evaluated or unevaluated. Evaluated costs are those where proved reserves have been determined or where the property has been impaired or abandoned. Such costs are subject to depletion, depreciation and amortization expense ("DD&A"). Unevaluated costs are not subject to DD&A and generally require additional geological, geophysical and/or engineering evaluation prior to management's decision to drill, develop or abandon such properties. When such properties are evaluated, capitalized costs will be transferred to an evaluated status and included in the calculation of DD&A. Depletion expense is calculated using the units of production method based on the ratio of current production to total proved recoverable oil and natural gas reserves. The depletion rate is applied to a cost base which includes net capitalized evaluated costs plus an estimate of costs to be incurred in the development of proved undeveloped reserves. Under the full-cost method, a write-down of oil and gas properties must be charged to operations if net capitalized costs at the end of each quarterly reporting period exceed the estimated discounted future net revenues of proved oil and natural gas reserves, using current oil and gas prices and costs, held constant over the life of the properties, plus the lower of cost or fair value of unevaluated properties, both on an after-tax basis (the "full cost ceiling").

     Capitalized costs include payroll and related costs of technical personnel which are directly attributable to the Company's oil and gas acquisition, exploration and development activities. Amounts capitalized for the three months ended March 31, 1999 and 1998 were $137,000 and $116,000, respectively. The Company capitalizes interest attributable to oil and natural gas properties which are not subject to amortization and are in the process of being evaluated. Included in unevaluated capitalized costs for the three months ended March 31, 1999 and 1998, are interest costs of $122,790 and $94,700, respectively.

     At the end of the first quarter of 1999, the Company's full-cost ceiling exceeded its net capitalized costs. Net capitalized costs could exceed the full-cost ceiling in future periods due to downward revisions to estimated proved reserve quantities, declines in oil and gas prices, increases in operating costs, unsuccessful exploration and development activities or other factors which cannot be reasonably predicted by the Company. Once recorded, a write-down of oil and gas properties cannot be reversed at a later date even if estimated reserve quantities or oil and gas prices subsequently increase. Management believes that current reserve estimates, which represent the basis for calculating limitations on capitalized costs, are reasonable under present operating conditions and circumstances. However, reserve estimates and forecasts are inherently imprecise and, therefore, subject to significant future changes.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THREE MONTHS ENDED MARCH 31, 1998.

     The Company recorded a net income of $173,000 and $152,000 for three months ended March 31, 1999 and 1998, respectively. The $21,000 increase in the Company's comparative net income resulted primarily from the following factors:

                                        NET AMOUNT CONTRIBUTING
                                         TO INCREASE (DECREASE)
                                             IN NET INCOME
                                        ------------------------
                                                 (000'S)
Oil and gas sales....................            $1,961
Lease operating and workover
  expenses...........................              (651)
Production taxes.....................              (171)
General and administrative
  expenses -- net....................               (10)
Depletion, depreciation and
  amortization expense ("DD&A")....              (591)
Interest expense -- net..............              (438)
Other income -- net..................               (66)
Provision for income taxes...........               (13)
                                               --------
                                                 $   21
                                               ========

     As further discussed below, the average price of oil in the first quarter of 1999 was $11.09 per barrel or $2.84 per barrel (20%) less than the comparable period of the prior year. Had oil and gas prices remained constant for both periods, oil and gas revenues and net income reported for the three months ended March 31, 1999, would have increased by approximately $386,000 and $223,000, respectively.

     The following discussion applies to the changes in the composition of net income shown above.

     The $1,961,000 or 105% increase in net oil and gas sales is primarily attributable to the increase in production volumes resulting from the acquisition and development of properties during 1998. The increase in production volumes was offset by a significant decrease in oil prices, as shown in the table presented immediately below.

                                                      THREE MONTHS ENDED
                                         PERCENT          MARCH 31,
                                         INCREASE    --------------------
                                        (DECREASE)     1999       1998
                                        ----------   ---------  ---------
Gas Production (MMcf)................       282%           910        238
Oil Production (MBbls)...............        66%           168        101
Barrel of oil equivalent (MBOE)......       127%           320        141
Average Price Gas (per Mcf)..........         5%     $    2.09  $    1.99
Average Price Oil (per Bbl)..........       (20%)    $   11.09  $   13.93
Average price per BOE................       (11%)    $   11.74  $   13.23

     Lease operating expenses and workover costs increased $651,000 or 77%. On a unit-of-production, barrel of oil equivalent ("BOE") basis, costs were actually reduced 22%. The dollar increase is a result of the acquisition and development of oil and gas properties in 1998. On a BOE basis, production volumes increased 127% over the prior year. Accordingly, lease operating expenses increased primarily as a result of additional production volumes. The Company expects further reductions to lease operating expenses on a BOE basis in 1999 as a result of the Sonat acquisition and field re-engineering and development activities. Production taxes increased by $172,000 or 167% due to increased production volumes and revenues.

     General and administrative costs increased $10,000 or 2%. The percentage increase in general and administrative expenses was considerably less than the increases in production and revenues as a result of both rigorous cost containment efforts and production increases. On a BOE basis, general and administrative expenses actually were reduced by 55% in 1999 over 1998 levels. The dollar increase is comprised primarily of increases in management, operating and administrative staffing associated with the Company's growth. The Company must attract and retain competent management, technical and administrative personnel to pursue its business strategy and fulfill its contractual obligations.

     The $591,000 or 136% increase in DD&A expenses is primarily due to the increase in oil and gas production volumes and capitalized balances subject to DD&A, offset by increases in estimated recoverable reserves, resulting from the acquisition and development of gas and oil properties. Capitalized costs included in the full-cost pool and subject to DD&A were $43.8 and $17.9 million at March 31, 1999 and 1998, respectively. In addition, estimated future development costs associated with proved undeveloped reserves in the amount of $14.6 million and $5.4 million at March 31, 1999 and 1998, respectively, were included in the DD&A calculations. The proved reserve quantities used for the calculation of DD&A were approximately 17.6 million barrels of oil equivalent. This amount is approximately 8.5% larger than the quantities used at year end 1998. The increase is due to upward reserve revisions resulting from the economics of the higher commodity prices prevailing at March 31, 1999, and other engineering considerations.

     Interest expense increased by $438,000 primarily due to the increased long-term debt used to finance acquisitions. Interest expense was $547,000 and $109,000 for the three months ended March 31, 1999 and 1998, respectively, and is expected to be $2.3 million in 1999; however, the Company plans to replace some debt with equity and, therefore, reduce projected interest expense.

     Other income decreased $66,000 for the three months ended March 31,1999, principally due to decreases in interest income and consulting fees.

     The provision for income taxes increased $13,000 as a result of the increase in net income.

IMPACT OF PROPERTY ACQUISITIONS AND DEVELOPMENT

     Acquisitions and development of the oil and gas properties in 1998 is expected to increase revenues by approximately $6.0 million in 1999, and net cash flows from Company properties by approximately

$4.2 million, based solely on estimated production from proved producing reserves. These estimates assume the average prices realized in 1998 will be realized in 1999 and further assume a reduction of approximately $1.40 per BOE in total Company operating expense (from $5.71 to $4.31 per BOE). The projected reduction in per BOE operating expenses is consistent with the prior performance of the Company and is a direct result of the Sonat Properties (which results in a higher ratio of gas production with lower operating expenses per BOE), re-engineering and development activities and cost-containment efforts. These estimates are exclusive of any projected cash flows from price increases and additional development activities. Estimates are based on independent reserve reports prepared by third parties in connection with required year-end reporting, planned Company activities and first quarter operating results. The Company financed its activities largely with bank debt and, accordingly, gross interest expense is expected to increase by approximately $1.3 million on an annual basis. Based on independent engineering studies, cash flows could increase as a result of the development of non-producing reserves through workovers, recompletions and enhancements to production facilities and through development drilling. In addition, net cash flows could be favorably affected by price improvements and additional reductions to per-unit operating costs. No assurance can be given, however, that the Company will be able to successfully and economically develop additional reserves.

IMPACT OF CHANGING PRICES AND COSTS

     Texoil's revenues and the carrying value of its oil and gas properties are subject to significant change due to changes in oil and gas prices. As previously mentioned, oil prices declined appreciably during 1998 and early 1999. Average oil prices for the three months ended March 31, 1999, were 20% lower than the comparable period in 1998 and 40% and 51% lower than average prices realized in 1997 and 1996, respectively. Average oil prices for March 1999 improved to about $12.75 per barrel. Although prices have continued to rebound thereafter, management expects that oil prices will decline in the short-term, before stabilizing at higher levels. Should prices fall or fail to increase to levels which will facilitate repayment of debt and reinvestment of cash flow to replace current production, the Company could experience difficulty in continuing its growth, developing its assets and attracting additional capital. The Company has maintained positive cash flows including its financing and administrative costs. Low oil prices have caused many in the industry to reduce capital spending, which in turn affects the Company's ability to attract partners for Company sponsored exploration and development activities and the terms of such participation. Thus far, the Company has generally been able to attract partners and expects to participate in the drilling of six to eight wells in 1999. However, prolonged low prices could adversely affect certain projects and the Company may be required to withdraw certain prospects from the market. Although prices have declined, the costs of field labor and services have not declined proportionately. While the Company has benefitted from some general industry cost declines, such costs could increase in the future.

CORPORATE EFFORTS TO OFFSET DECLINING PRICES

     Early in 1998, in an effort to mitigate the adverse effect of low oil prices, the Company implemented numerous cost-saving programs designed to reduce operating and administrative costs and enhance net revenues. Rather than impose staff reductions of technical and other personnel, the Company chose to implement a salary reduction program and defer salary increases. The Company has not lost any of its staff. In addition, the Company has taken steps to reduce certain occupancy and office expenses. Certain salaries were restored to prior levels in connection with the Sonat acquisition, but annual increases continue to be deferred. While the reductions have been difficult, staff morale remains high and the Company has remained committed to its goals. In addition to general and administrative savings, the Company has further implemented programs designed to reduce operating expenses and has deferred certain expenditures associated with lower revenue producing activities and projects. The Company has continued, however, to pursue projects that can add economic producing reserves, enhance current production levels and lower recurring operating expenses.

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

     RIMCO FINANCING

     On December 31, 1997, Texoil entered into a Note Purchase Agreement and issued 7.875% Convertible Subordinated General Obligation Notes in the principal amount of $10 million. The financing matures on December 31, 1999, and is subject to certain extensions or conversion to common stock pursuant to the terms of the agreements. Management expects that the indebtedness will be refinanced, extended, or converted into Texoil common stock, on or before maturity.

     CREDIT FACILITY

     At March 31, 1999 and 1998, the Company had available borrowing capacity of $2.3 million and $9.5 million, respectively, in accordance with a revolving credit agreement with its banks, which can be used to finance property acquisitions and temporary working capital requirements. The borrowing base is redetermined annually, or more often at the request of the Company. As of November 1, 1998, a $28 million borrowing base was established. The Company intends to refinance its bank debt through a corporate offering of securities in 1999 that may provide longer term financing than presently available under its credit facility. No assurance can be given, however, that the Company will be able to refinance its debt.

     CASH FLOW FROM OPERATING ACTIVITIES

     For the three months ended March 31, 1999, the Company's net cash flow provided by operating activities was $1.7 million up $2.0 million from the prior year. These increases are directly attributable to the additional acquisitions in 1998 and lower cash requirements to reduce current liabilities. The Company expects acquisitions and development activities to increase cash flows from operating activities significantly in 1999.

     CAPITAL EXPENDITURES

     The Company's net oil and gas capital expenditures for the three months ended March 31, 1999 and 1998, are as follows:

                                       CAPITAL EXPENDITURES
                                       FOR THE THREE MONTHS
                                              ENDED
                                            MARCH 31,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
                                             ($000'S)
Acquisition of properties:
     Evaluated properties............  $     887  $   1,830
     Unevaluated properties..........        193        466
                                       ---------  ---------
                                       $   1,080  $   2,296
                                       =========  =========

     Capital expenditures for the three months ended March 31, 1999, were financed principally with cash flows from operations.

     The Company expects to make additional capital expenditures during 1999 to complete the interpretation of 3-D seismic data in its Raceland and Greens Lake prospects and to maintain and acquire additional leases. In addition, the Company expects to make pre-drilling capital expenditures in 1999 in connection with its Joint Venture with Bechtel Exploration Company.The Company expects to fund approximately 10% to 20% of net drilling and completion expenditures. The Company will enjoy a larger share of well ownership as a result of interests earned in connection with the sale of prospects. Generally carried and reversionary interests are expected to increase ownership to more than 25%. Pending incremental cash flows or financing, the Company may retain additional interests or elect to drill additional prospects.

     Based solely on its existing portfolio of properties and projects, the Company expects to incur $4.0 million of capital expenditures during the remainder of 1999, as follows:

                                       ($000'S)
                                       ---------
Texoil prospects
     Land, geological &
      geophysical....................  $     450
     Drilling........................        850
Bechtel Joint Venture prospects
     Land, geological &
      geophysical....................        500
     Drilling........................        420
Development of proved properties
     Re-engineering, facilities......        480
     Well recompletions..............        800
     Drilling........................        500
                                       ---------
                                       $   4,000
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

                          PART II.  OTHER INFORMATION

Item 1 -- Legal Proceedings -- No material change from legal proceedings reported in Registrant's Form 10-KSB for the fiscal year ended December 31, 1998.

Item 2 -- Change in Securities -- None

Item 3 -- Defaults Upon Senior Securities -- None

Item 4 -- Submission of Matters to a Vote of Security Holders -- None

Item 5 -- Other Information -- None

Item 6 -- Exhibits and Reports on Form 8-K -- None

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          TEXOIL, INC.

Date:  May 6, 1999                         By: /s/FRANK A. LODZINSKI
                                                  FRANK A. LODZINSKI
                                                  PRESIDENT AND CEO