Form 10QSB
period 1999-06-30
TEXOIL INC /NV/
filed 1999-08-05
CIK 748856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,555,126 shares of common stock, $.01 par value, issued and outstanding at July 30, 1999.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                  TEXOIL, INC.
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheet as of June 30, 1999 .....................     3

     Consolidated Statements of Income for the three and six months
      ended June 30, 1999 and 1998 ......................................     4

     Consolidated Statements of Cash Flows
       for the six months ended June 30, 1999 and 1998 ..................     5

     Notes to Consolidated Financial Statements .........................     6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS ..............................    10

PART II.  OTHER INFORMATION .............................................    18

                                  TEXOIL, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                           JUNE 30,
                                             1999
                                           --------
Assets:
Current Assets:
     Cash and cash equivalents..........   $    671
     Accounts receivable and other......      3,911
     Drilling advances..................          9
     Other current assets...............         27
                                           --------
          Total current assets..........      4,618
Property, plant and equipment, at cost:
     Oil and natural gas properties
      (full-cost method)
          Evaluated properties..........     45,634
          Unevaluated properties........      5,968
Office and other equipment..............        679
                                           --------
                                             52,281
Less -- accumulated depletion,
  depreciation and amortization.........     (7,358)
                                           --------
Net property, plant and equipment.......     44,923
                                           --------
Other assets, net.......................        715
Deferred tax asset......................        260
                                           --------
          Total assets..................   $ 50,516
                                           ========
Liabilities and Stockholders' Equity:
Current liabilities:
     Accounts payable and accrued
      liabilities.......................   $  2,084
     Revenue royalties payable..........      1,758
                                           --------
          Total current liabilities.....      3,842
                                           --------
Long-term debt..........................     24,500
Convertible subordinated notes..........     10,000
Stockholders' equity:
     Series A preferred stock -- $.01
      par value with liquidation
      preference of $100 per share,
      5,000,000 shares authorized, none
      issued and outstanding............      --
     Common stock -- $.01 par value;
      25,000,000 shares authorized;
      6,555,126 shares issued and
      outstanding.......................         66
Additional paid-in capital..............     11,118
Retained earnings.......................        990
                                           --------
     Total stockholders' equity.........     12,174
                                           --------
     Total liabilities and stockholders'
      equity............................   $ 50,516
                                           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                             THREE MONTHS               SIX MONTHS
                                            ENDED JUNE 30             ENDED JUNE 30
                                       ------------------------  ------------------------
                                          1999         1998         1999         1998
                                       -----------  -----------  -----------  -----------
Revenues:
     Oil and gas sales...............  $     4,845  $     2,366  $     8,672  $     4,232
     Operator and management fees....          237          227          479          481
     Interest and other..............            8           15           12           73
                                       -----------  -----------  -----------  -----------
          Total revenues.............        5,090        2,608        9,163        4,786
                                       -----------  -----------  -----------  -----------
Costs and Expenses:
     Lease operating.................        1,534        1,372        3,034        2,142
     Workover........................           44           29           46          109
     Production taxes................          338          123          612          226
     General and administrative......          449          389          896          827
     Depletion, depreciation and
       amortization..................        1,069          500        2,094          934
     Interest........................          535          170        1,082          279
     Write-down of oil and gas
       properties....................      --             1,208      --             1,208
                                       -----------  -----------  -----------  -----------
          Total expenses.............        3,969        3,791        7,764        5,725
                                       -----------  -----------  -----------  -----------
Income (loss) before income taxes....        1,121       (1,183)       1,399         (939)
Provision for deferred income
  taxes..............................         (424)         307         (529)         215
                                       -----------  -----------  -----------  -----------
Net income...........................  $       697  $      (876) $       870  $      (724)
                                       ===========  ===========  ===========  ===========
Basic net income per share...........  $       .11  $      (.14) $       .13  $      (.12)
                                       ===========  ===========  ===========  ===========
Basic weighted average shares........    6,555,126    6,387,652    6,555,126    6,251,848
                                       ===========  ===========  ===========  ===========
Diluted net income per share.........  $       .10  $      (.14) $       .13  $      (.12)
                                       ===========  ===========  ===========  ===========
Diluted weighted average shares......    6,721,681    6,387,652    6,789,882    6,251,848
                                       ===========  ===========  ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                         1999       1998
                                       ---------  ---------
Cash flows from operating activities:
Net income (loss)....................  $     870  $    (724)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
     Depletion, depreciation and
      amortization...................      2,094        934
     Write-down of oil and gas
      properties.....................     --          1,208
     Deferred income taxes...........        529       (215)
     Accounts receivable.............        134      1,669
     Accounts receivable -- related
      party..........................     --             60
     Notes receivable................     --           (120)
     Other assets....................        (52)      (262)
     Accounts payable and accrued
      liabilities....................       (862)    (1,949)
     Revenue royalties payable.......        260     (1,029)
                                       ---------  ---------
          Net cash provided by (used
            in) operating activities.      2,973       (428)
                                       ---------  ---------
Cash flows from investing activities:
     Additions to oil and gas
      properties.....................     (1,674)    (7,977)
     Other equipment additions.......        (51)      (156)
                                       ---------  ---------
          Net cash provided by (used
             in) investing
             activities..............     (1,725)    (8,133)
                                       ---------  ---------
Cash flows from financing activities:
     Proceeds from issuance of common
      stock..........................     --         --
     Proceeds from long-term debt and
      other..........................     --          5,000
     Repayments of long-term debt....     (1,000)        (2)
                                       ---------  ---------
          Net cash provided by
             financing activities....     (1,000)     4,998
                                       ---------  ---------
Net increase (decrease) in cash and
  cash equivalents...................        248     (3,563)
Cash and cash equivalents --
  beginning of period................        423      4,059
                                       ---------  ---------
Cash and cash equivalents -- end of
  period.............................  $     671  $     496
                                       =========  =========
Supplemental disclosure of cash flow
  information:
     Cash paid during the period for:
          Interest...................  $   1,348  $     379
                                       =========  =========
          Income taxes...............  $  --      $  --
                                       =========  =========
Oil and gas properties purchased by
  issuance of common stock...........  $  --      $     763
                                       =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  ORGANIZATION AND ACCOUNTING POLICIES:

     ORGANIZATION AND BASIS OF PRESENTATION

     Texoil Inc. ("Texoil" or the "Company") operates a single business segment involved in the acquisition, development and production of, and exploration for, crude oil, natural gas and related products primarily in Texas, Louisiana and Oklahoma. The financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year-ended December 31, 1998.

     REVERSE STOCK SPLIT

     The Company's Board of Directors recently approved certain changes to the Company's outstanding common shares intended to result in approximately a 1-for-6 reverse stock split effective on June 25, 1999. In order to reduce the number of outstanding odd lots, the reverse split occurred in a two-step process whereby a 1-for-600 reverse split was followed by a 100-for-1 forward split. These procedures were undertaken to enable the Company to adjust or redeem odd-lots, which should result in substantial annual administrative cost savings to the Company. Step one (the reverse split) resulted in each 600 shares of outstanding stock being reduced to one share of common stock. Shareholders with less than one share, but at least one-tenth share of stock, were issued one whole share of common stock. Shareholders with less than one-tenth share after the reverse stock split are entitled to receive a cash payment in redemption of their fractional shares at a price equal to the market value. With step two (the forward split), each share of common stock was adjusted to 100 shares of common stock, $.01 par value. The Company is now authorized to issue 25,000,000 shares of common stock, par value $.01, and 5,000,000 shares of preferred stock, $.01 par value. The Company estimates that the rounding and redemption effects of these actions will result in approximately 8,600 shares being issued and approximately 7,400 shares being redeemed, on a post-split basis. The redemption cost is estimated at $25,000.Annual savings related to administrative costs are estimated at $38,000. The Company estimates that 6,555,126 shares are issued and outstanding at June 30, 1999, subject to certain nominal adjustments as shares are exchanged.

     All issued and outstanding share and per share data reflected in the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements have been retroactively restated to reflect the impact of the reverse stock split.

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     NET INCOME PER COMMON SHARE

     Basic net income per common share is computed based on the weighted average shares of common stock outstanding. Net income per share computations to reconcile basic and diluted net income for the quarters ended June 30, 1999 and 1998 consist of the following (in thousands except per share data):

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  JUNE 30,                  JUNE 30,
                                          ------------------------  ------------------------
                                             1999         1998         1999         1998
                                          -----------  -----------  -----------  -----------
Net income..............................  $       697  $      (876) $       870  $      (724)
Basic weighted average shares...........    6,555,126    6,387,652    6,555,126    6,251,848
Effect of dilutive securities:
     Warrants...........................       38,042      --            62,833      --
     Options............................      128,513      --           171,923      --
     Awards.............................      --           --           --           --
     Convertible notes..................      --           --           --           --
Diluted weighted average shares.........    6,721,681    6,387,652    6,789,882    6,251,848
Per common share net income:
     Basic..............................  $       .11  $      (.14) $       .13  $      (.12)
     Diluted............................  $       .10  $      (.14) $       .13  $      (.12)

NOTE 2:  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998 the Financial Accounting Standards Board issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the gains and losses on derivatives to offset related results on the hedged item either in the income statement or in the statement of stockholders' equity, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The statement is effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the new standard but has not yet determined the impact it will have on its financial position and results of operations.

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3:  UNAUDITED PRO FORMA FINANCIAL INFORMATION

     On October 30, 1998, the Company closed on a significant acquisition of oil and gas properties in South Texas and Louisiana from Sonat Exploration Company ("Sonat Properties"). The acquisition was accounted for using the purchase method of accounting. The activities of the acquired Sonat Properties were included in results of operations beginning November 1, 1998. Selected results of operations for the six months ended June 30, 1998, on a pro forma basis, giving effect to the acquisition as if it took place on January 1, 1998, are as follows:

Revenues................................  $    10,047
                                          ===========
Net income..............................  $       436
                                          ===========
Basic income per share..................  $       .07
                                          ===========
Basic weighted average shares
  outstanding...........................    6,251,848
                                          ===========
Diluted income per share................  $       .06
                                          ===========
Diluted weighted average shares
  outstanding...........................    7,069,767
                                          ===========

     Adjustments reflected in the historical results to estimate the above pro forma results of operations for the quarter ended June 30, 1998, include adjustments to (1) increase operator fees pursuant to operating agreements associated with acquired properties, (2) recalculate depreciation, depletion and amortization based upon combined historical production, reserves and cost basis,
(3) reflect interest expense for borrowings under the increased and amended credit facility at an estimated average annual interest rate of 8.0%, and (4) adjust income tax expense as a result of the acquisition. The unaudited pro forma amounts do not purport to represent what the results of operations would have been had the acquisition of the Sonat Properties occurred on such date or to project the Company's results of operations for any future period.

NOTE 4:  CREDIT AGREEMENT

     The Company has a revolving credit agreement (Credit Agreement) with a bank to finance property acquisitions and for temporary working capital requirements. The Credit Agreement, as amended, provides up to $50 million in available borrowings, limited by a borrowing base (as defined in the Credit Agreement) which was $31 million and $9.0 million at June 30, 1999 and 1998, respectively. As of June 30, 1999 and 1998, borrowings outstanding under the Credit Agreement were $24.5 million and $5.0 million, respectively. The borrowing base is redetermined annually by the bank pursuant to the Credit Agreement (or more frequently at the option of the Company) and is reduced over a five-year period on a straight-line basis, commencing September 1, 1999. The average interest rate paid to the lender was 7.3% and 9.0% for the six months ended June 30, 1999 and 1998, respectively. The Company has granted first mortgages, assignments of production, security agreements and other encumbrances on its oil and gas properties to the lender, as collateral, pursuant to the Credit Agreement. The Credit Agreement contains covenants which, among other things, restrict the payment of dividends on any security, limit the amount of consolidated debt, limit the Company's ability to make certain loans and investments, and require that the Company remain in compliance with certain covenants of the Credit Agreement.

NOTE 5:  HEDGING ACTIVITIES

OIL AND GAS PRICES

     The Company has entered into various oil and gas hedging contracts with a major financial institution in an effort to manage its exposure to product price volatility. Under these contracts, the Company receives or makes payments based on the differential between fixed and variable prices for crude oil and natural gas; such amounts are reflected in oil and gas sales in the accompanying financial statements. Amounts received

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

or paid under such hedging and financial instrument contracts increased oil and gas sales by $9,225 and $100,225 for the three and six months ended June 30, 1999, respectively. There were no hedging activities in 1998. The oil and gas hedging contracts in place as of June 30, 1999 had a market value of $(517,728).

     For the three and six months ended June 30, 1999, the Company sold 300,000 MMBtu and 500,000 MMBtu, respectively, at a fixed price of $2.17 per MMBtu under a natural gas swap. In addition to these amounts, the Company has various fixed price swap contracts for July 1999 through October 1999 and February 2000 through October 2000 production covering 1,210,000 MMBtu's of natural gas at a price per unit averaging $2.16 based on Houston Ship Channel index pricing. For the three months ended June 30, 1999, the Company sold 50,000 Bbls at prices ranging from $17.75 to $18.07 per barrel. No oil volumes were hedged in the first quarter of 1999. The Company also has fixed price swaps covering 270,000 Bbls of oil at prices averaging $17.76 per Bbl for the period of July 1999 through December 1999.

INTEREST RATES

     In order to mitigate the impact of changes in interest rates, the Company entered into an interest rate swap effective November 5, 1998 which fixed the floating portion of its interest rate at 5.25% on $12,000,000 notional amount for the period from November 5, 1998 through November 6, 2000. For the three and six months ended June 30, 1999 the Company paid $9,826 and $17,618, respectively, which has been recorded as additional interest expense. The market value of the interest rate swap contract in place as of June 30, 1999, was $60,486.

NOTE 6:  SUBSEQUENT EVENT

     On July 22, 1999, the Company closed the acquisition of Hagist Ranch field, Duval County, Texas. The acquisition price was approximately $5.4 million, subject to certain post-closing adjustments, as specified in the purchase and sale agreement. Texoil will operate the field through its wholly-owned operating subsidiary. The Company funded the acquisition with available borrowings under its Credit Agreement. In connection with the acquisition, the Company's borrowing base under its Credit Agreement has increased from $31.0 million to $36.0 million.

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

BUSINESS AND STRATEGY

     Texoil is an independent oil and gas company engaged in the acquisition and development of oil and gas reserves through an active and diversified program which includes purchases of oil and gas reserves, re-engineering, development and exploration activities. As further discussed herein, future growth in assets, earnings, cash flows and share values are dependent upon the Company's ability to acquire, discover and develop commercial quantities of oil and gas reserves that can be produced at a profit and assemble an oil and gas reserve base with a market value exceeding its finding and production costs. The price of crude oil was significantly depressed in 1998 and early 1999. While prices have recently rebounded, no assurance can be given that current price levels will be sustained or that prices will continue to increase. The industry-wide reduction in prices adversely affected revenues and net cash flows of the Company, as well as most companies in the industry, particularly those whose assets were concentrated in oil reserves. Such reduced revenues and cash flows have led to capital budget decreases, contraction of exploration financing and elimination or deferral of new ventures by many companies and institutional investors. In the opinion of management, during 1998 and early 1999, such conditions adversely affected Texoil's ability to solicit industry partners for major exploration prospects. Texoil compensated for these industry conditions by focusing clearly on exploratory prospects which were readily marketable to industry partners, acquiring additional producing assets, concentrating on operating and administrative cost reductions, and taking other actions designed to offset the severe effects of price reductions. Most of these actions already were an integral part of the Company's fundamental business strategy. Recent price increases appear to have favorably impacted corporate budgets and the Company has begun soliciting industry partners for certain high potential exploratory projects that had been deferred. No assurance can be given that the Company will be able to secure partners for exploratory prospects on a promoted basis.

     Management believes, however, that Texoil will benefit from existing and new opportunities to acquire and develop reserves. The Company has identified numerous development and exploratory projects in its existing property portfolio and has further undertaken detailed field studies intended to define additional potential. In addition, management believes the acquisitions market has improved. Major companies and large independents are expected to continue or expand divestitures of "non-core" properties. Smaller companies that were not positioned to withstand the significant price declines may be forced to sell assets or consolidate or merge to satisfy creditors or improve shareholder value. Furthermore, costs of labor and field services and products have declined during the industry downturn and generally have not increased in relation to oil and gas prices, making re-engineering and development projects more cost effective.

     As a result of these circumstances, management believes the Company is positioned to benefit from property acquisition, development and exploratory opportunities. The Company also intends to pursue corporate acquisitions and mergers. In addition, management continues to focus on capital expenditures that can result in increased production and operating cost reductions on a per-unit basis. The current corporate action plan is merely an expansion and adaptation of the business plan which was conceived and implemented by management in early 1996, and has resulted in significant growth to date. Following is a brief outline of management's plans. See also, "Impact of Property Acquisitions and Development" and "Capital Expenditures" below.

        1) Place greater emphasis on acquisition opportunities. Selectively acquire corporate entities and properties with significant proved producing reserves and development and exploration potential.

        2)  Complete field studies and implement capital development programs.

        3) Continue the Company's exploration program; continue to solicit industry or institutional partners on a promoted basis.

        4) Continue activities directed toward reducing per-unit operating and general and administrative costs on a long-term sustained basis.

        5) Increase equity and long-term financing through available means, whether through direct placement of securities or in connection with corporate acquisition activities.

     Consistent with the emphasis being placed on acquisitions and development in the short-term, capital expenditures directed to exploration may be reduced. While the Company does not intend to curtail exploration spending, it will focus, in the near-term, on projects currently in inventory and situations where the Company can acquire proprietary seismic data and prospective acreage as part of a corporate or asset acquisition, rather than initiating new 3-D surveys. Management believes the current market is conducive to the acquisition of proved reserves with seismic data and exploratory acreage, at little or no incremental cost over such proved reserves. While the impact and success of this action plan cannot be predicted with any accuracy, management's goal is to replace production and further increase its reserve base at an acquisition or finding cost that will yield attractive rates of return and share appreciation.

ACCOUNTING FOR OIL & GAS PROPERTIES

     The Company uses the full-cost method of accounting for its investment in oil and gas properties. Under the full-cost method, all costs of acquisition, exploration and development of oil and gas reserves are capitalized separately for each cost center (generally defined as a country). Capitalized balances are referred to as the "full-cost pool" and are further classified as evaluated or unevaluated. Evaluated costs are those where proved reserves have been determined or where the property has been impaired or abandoned. Such costs are subject to depletion, depreciation and amortization expense ("DD&A"). Unevaluated costs are not subject to DD&A and generally require additional geological, geophysical and/or engineering evaluation prior to management's decision to drill, develop or abandon such properties. When such properties are evaluated, capitalized costs will be transferred to an evaluated status and included in the calculation of DD&A. Depletion expense is calculated using the units of production method based on the ratio of current production to total proved recoverable oil and natural gas reserves. The depletion rate is applied to a cost base which includes net capitalized evaluated costs plus an estimate of costs to be incurred in the development of proved undeveloped reserves, or in future abandonment activities. Under the full-cost method, a write-down of oil and gas properties must be charged to operations if net capitalized costs at the end of each quarterly reporting period exceed the estimated discounted future net revenues of proved oil and natural gas reserves, using current oil and gas prices and costs, held constant over the life of the properties, plus the lower of cost or fair value of unevaluated properties, both on an after-tax basis (the "full cost ceiling").

     Capitalized costs include payroll and related costs of technical personnel which are directly attributable to the Company's oil and gas acquisition, exploration and development activities. Such amounts capitalized for the three and six months ended June 30, were $162,000 and $331,000 for 1999, and $149,000 and $265,000 for 1998, respectively. The Company capitalizes interest attributable to oil and natural gas properties which are not subject to amortization and are in the process of being evaluated. Included in unevaluated capitalized costs for the three and six months ended June 30, 1999 and 1998, are interest costs of $122,790 and $235,832 for 1999, and $107,000 and $201,000 for
1998.

     At the end of the second quarter of 1999, the Company's full-cost ceiling substantially exceeded its net capitalized costs. Net capitalized costs could exceed the full-cost ceiling in future periods due to downward revisions to estimated proved reserve quantities, declines in oil and gas prices, increases in operating costs, unsuccessful exploration and development activities or other factors which cannot be reasonably predicted by the Company. Once recorded, a write-down of oil and gas properties cannot be reversed at a later date even if estimated reserve quantities or oil and gas prices subsequently increase. Management believes that current reserve estimates, which represent the basis for calculating limitations on capitalized costs, are reasonable under present operating conditions and circumstances. However, reserve estimates and forecasts are inherently imprecise and, therefore, subject to significant future changes.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1999, COMPARED TO THREE MONTHS ENDED JUNE 30, 1998.

     The Company recorded a net income (loss) of $697,000 and $(876,000) for three months ended June 30, 1999 and 1998, respectively. The $1,573,000 increase in the Company's comparative net income resulted primarily from the following factors:

                                        NET AMOUNT CONTRIBUTING
                                         TO INCREASE (DECREASE)
                                             IN NET INCOME
                                        ------------------------
                                                 (000'S)
Oil and gas sales....................            $2,479
Lease operating and workover
  expenses...........................              (177)
Production taxes.....................              (215)
General and administrative
  expenses -- net....................               (60)
Depletion, depreciation and
  amortization expense ("DD&A")......              (569)
Interest expense -- net..............              (365)
Writedown of oil and gas
  properties.........................             1,208
Other income -- net..................                 3
Provision for income taxes...........              (731)
                                               --------
                                                 $1,573
                                               ========

     The following discussion applies to the changes in the composition of net income shown above.

     The $2,479,000 or 105% increase in net oil and gas sales is due to the increase in production volumes resulting from the acquisition and development of properties and an increase in average oil prices, as shown in the table presented immediately below. The reduction on a per BOE basis is due to several factors including incremental gas and oil volumes and ongoing cost reduction and re-engineering activities.

                                                      THREE MONTHS ENDED
                                         PERCENT           JUNE 30,
                                         INCREASE    --------------------
                                        (DECREASE)     1999       1998
                                        ----------   ---------  ---------
Gas production (MMcf)................       271%         1,051        283
Oil production (MBbls)...............        34%           175        131
Barrel of oil equivalent (MBOE)......        97%           350        178
Average price gas (per Mcf)..........        (1%)    $    2.30  $    2.33
Average price oil (per Bbl)..........        29%     $   15.80  $   12.24
Average price per BOE................         9%     $   13.84  $   12.71

     Lease operating expenses and workover costs increased $177,000 or 13%. On a unit-of-production, barrel of oil equivalent ("BOE") basis, costs were actually reduced 43%. The dollar increase is a result of the acquisition and development of oil and gas properties. On a BOE basis, production volumes increased 97% over the prior year. Accordingly, lease operating expenses increased primarily as a result of additional production volumes. The Company expects further reductions to lease operating expenses on a BOE basis in 1999 as a result of re-engineering and development activities. Production taxes increased by $215,000 or 175% due to increased production volumes and revenues.

     General and administrative costs increased $60,000 or 15%. The percentage increase in general and administrative expenses was considerably less than the increases in production and revenues as a result of both rigorous cost containment efforts and production increases. On a BOE basis, general and administrative expenses actually were reduced by 42% in 1999 over 1998 levels. The dollar increase is comprised primarily of increases in management, operating and administrative staffing associated with the Company's growth. The Company must attract and retain competent management, technical and administrative personnel to pursue its business strategy and fulfill its contractual obligations.

     The $569,000 or 114% increase in DD&A expenses is primarily due to the increase in oil and gas production volumes and capitalized balances subject to DD&A, offset by increases in estimated recoverable reserves, resulting from the acquisition and development of gas and oil properties and from price increases. Capitalized costs included in the full-cost pool and subject to DD&A were $45.6 and $25.5 million at June 30, 1999 and 1998, respectively. In addition, estimated future development costs associated with proved undeveloped reserves in the amount of $14.6 million and $6.5 million at June 30, 1999 and 1998, respectively, were included in the DD&A calculations. The proved reserve quantities used for the calculation of DD&A were approximately 18.2 million barrels of oil equivalent. This amount is approximately 12% larger than the quantities used at year end 1998. The increase is due to upward reserve revisions resulting from the economics of the higher commodity prices prevailing at June 30, 1999, and other engineering considerations.

     Interest expense increased by $365,000 primarily due to the increased long-term debt used to finance acquisitions. Interest expense was $535,000 and $170,000 for the three months ended June 30, 1999 and 1998, respectively, and is expected to be approximately $2.2 million in 1999; however, the Company plans to replace some debt with equity and, therefore, reduce projected interest expense.

     The net change in the provision for income taxes was $731,000 due to the recognition of pre-tax income in 1999 versus a 1998 loss.

     SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     The Company recorded a net income (loss) of $870,000 and $(724,000) for the six months ended 1999 and 1998, respectively. The $1,594,000 increase in the Company comparative net income resulted primarily from the following factors:

                                        NET AMOUNT CONTRIBUTING
                                         TO INCREASE (DECREASE)
                                             IN NET INCOME
                                        ------------------------
                                                 (000'S)
Oil and gas sales....................            $4,440
Lease operating and workover
  expenses...........................              (829)
Production taxes.....................              (386)
General and administrative
  expenses -- net....................               (69)
Depletion, depreciation and
  amortization expense ("DD&A")......            (1,160)
Interest expense -- net..............              (803)
Writedown of oil and gas
  properties.........................             1,208
Other income  net....................               (63)
Provision for income taxes...........              (744)
                                               --------
                                                 $1,594
                                               ========

     The following discussion applies to the changes in the composition of net income shown above.

     The $4,440,000 or 105% increase in net oil and gas sales is primarily attributable to the increase in production volumes resulting from the acquisition and development of properties during 1998. The increase in production volumes and changes in prices are shown in the table presented immediately below.

                                                       SIX MONTHS ENDED
                                         PERCENT           JUNE 30,
                                         INCREASE    --------------------
                                        (DECREASE)     1999       1998
                                        ----------   ---------  ---------
Gas production (Mmcf)................       276%         1,961        521
Oil production (MBbls)...............        48%           343        232
Barrel of oil equivalent (MBOE)......       110%           670        319
Average price gas (per Mcf)..........        (8%)    $    2.07  $    2.26
Average price oil (per Bbl)..........         4%     $   13.43  $   12.88
Average price per BOE................        (2%)    $   12.94  $   13.27

     Lease operating expenses and workover costs increased 829,000 or 37%. On a unit-of production, barrel of oil equivalent ("BOE") basis, costs were actually reduced 35%. The dollar increase is a result of the acquisition and development of oil and gas properties in 1998. On a BOE basis, production volumes increased 110% over the prior year. Accordingly, lease operating expenses increased primarily as a result of additional production volumes. The Company expects further reductions to lease operating expenses on a BOE basis in 1999 as a result of re-engineering and development activities. Production taxes increased by $386,000 or 171% due to increased production volumes and revenues.

     General and administrative costs increased $69,000 or 8%. The percentage increase in general and administrative expenses was considerably less than the increases. On a BOE basis, general and administrative expenses actually were reduced by 48% in 1999 compared to 1998 levels. The dollar increase is comprised primarily of increases in management, operating and administrative staffing associated with the Company's growth. The Company must attract and retain competent management, technical and administrative personnel to pursue its business strategy and fulfill its contractual obligations.

     The $1,160,000 or 124% increase in DD&A expenses is primarily due to the increase in oil and gas production volumes and capitalized balances subject to DD&A, offset by increases in estimated recoverable reserves, resulting from the acquisition and development of gas and oil properties and price increases. Capitalized costs included in the full-cost pool and subject to DD&A were $45.6 and $25.5 million at

June 30, 1999, and 1998, respectively. In addition, estimated future development costs associated with proved undeveloped reserves in the amount of $14.6 million and $6.5 million at June 30, 1999 and 1998, respectively, were included in the DD&A calculations. The proved reserve quantities used for the calculation of DD&A were approximately 18.2 million barrels of oil equivalent. This amount is approximately 12% larger than the quantities used at the year end 1998. The increase is due to upward reserve revisions resulting from the economics of higher commodity prices prevailing at June 30, 1999, and other engineering considerations.

     Interest expense increased by $803,000 primarily due to the increased long-term debt used to finance acquisitions. Interest expense was $1,082,000 and $279,000 for the six months ended June 30, 1999 and 1998, respectively, and is expected to be approximately $2.2 million in 1999; however, the Company plans to replace some debt with equity and, therefore, reduce projected interest expense.

     Other income decreased $63,000 for the six months ended June 30, 1999, principally due to decreases in interest income and consulting fees.

     The provision for income taxes increased $744,000 as a result of the increase in net income.

IMPACT OF PROPERTY ACQUISITIONS AND DEVELOPMENT

     Management expects revenues and cash flows to exceed $18.0 million and $9.0 million, respectively, in 1999, representing an increase of $7.6 million (73%) and $5.9 million (187%), respectively, over 1998. These estimates are predicated on the results of operations for the first half of 1999 and anticipated production levels from proved producing reserves, without significant development of proved behind-pipe or undeveloped reserves. These estimates further assume the average prices realized on a year-to-date basis will be realized in the last half of 1999, and that prevailing cost levels can be sustained. Estimates are based on independent reserve reports prepared by third parties in connection with required reporting and financing activities. The majority of the expected increase in revenues is a direct result of approximately $28.4 million in capital expenditures incurred in 1998. In connection with its acquisitions, the Company has initially focused on capital expenditures designed to increase production (or arrest natural or mechanical declines), and lower recurring expenses. The Company has identified numerous projects in its existing property portfolio related to proved behind-pipe and undeveloped reserves and has further undertaken detailed engineering and geological field studies to define additional development and exploratory potential. Net future cash flows could be favorably affected by further price improvements, additional reductions to per-unit operating costs, and development activities related to proved and non-proved reserves. No assurance can be given, however, that the Company will be able to successfully and economically develop additional reserves which are associated with its existing properties on new acquisitions.

IMPACT OF CHANGING PRICES AND COSTS

     Texoil's revenues and the carrying value of its oil and gas properties are subject to significant change due to changes in oil and gas prices. As demonstrated historically, prices are volatile and unpredictable. As previously mentioned, oil prices declined appreciably during 1998 and early 1999, but have recently rebounded. Average oil prices for the six months ended June 30, 1999, of $13.43 per Bbl were 4% higher than the six month comparable period in 1998 and 9% higher than prices realized in 1998, but still 27% and 41% lower than average prices realized in 1997 and 1996, respectively. Average oil prices for the month of June 1999 improved to about $16.29 per barrel. Should prices fall or fail to remain at levels which will facilitate repayment of debt and reinvestment of cash flow to replace current production, the Company could experience difficulty in developing its assets and continuing its growth. Throughout the low price environment the Company has maintained positive cash flows including its financing and administrative costs.

CORPORATE EFFORTS TO OFFSET REDUCED PRICES

     Early in 1998, in an effort to mitigate the adverse effect of low oil prices, the Company expanded numerous cost-saving programs designed to reduce operating and administrative costs and enhance net revenues. Rather than impose staff reductions of technical and other personnel, the Company chose to implement a salary reduction program and defer salary increases. With continued growth and price recovery, salaries have been restored to prior levels and the Company has expanded its office space to accommodate acquisition development activities and further production growth. In addition to general and administrative savings realized during the industry downturn, the Company further implemented programs designed to reduce operating expenses and has deferred certain capital expenditures. The Company has continued, however, to pursue projects that can add economic producing reserves, enhance current production levels and lower recurring operating expenses. With increased cash flows and financial resources, the Company expects to expand development activities and acquire additional properties in its focus areas.

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

     CREDIT FACILITY

     At June 30, 1999 and 1998, the Company had available borrowing capacity of $6.5 million and $3.9 million, respectively, in accordance with a revolving credit agreement with its banks, which can be used to finance property acquisitions and temporary working capital requirements. The borrowing base is redetermined annually, or more often at the request of the Company. As of June 30, 1999, a $31 million borrowing base was established. The Company intends to refinance its bank debt through a corporate offering of securities in 1999 that may provide longer term financing than presently available under its credit facility. No assurance can be given, however, that the Company will be able to refinance its debt.

     CASH FLOW FROM OPERATING ACTIVITIES

     For the six months ended June 30, 1999, the Company's net cash flow provided by operating activities was $3.0 million up $3.4 million from the prior year. This increase is attributable to production from acquisition and development, price increases lower per unit operating expenses and lower cash requirements to reduce current liabilities.

     CAPITAL EXPENDITURES

     The Company's net oil and gas capital expenditures for the six months ended June 30, 1999 and 1998, are as follows:

                                       CAPITAL EXPENDITURES
                                        FOR THE SIX MONTHS
                                              ENDED
                                             JUNE 30,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
Acquisitions of properties:
     Evaluated properties............  $   1,702  $   7,598
     Unevaluated properties..........        489      1,143
                                       ---------  ---------
                                       $   2,191  $   8,741
                                       =========  =========

     Capital expenditures for the six months ended June 30, 1999, were financed principally with cash flows from operations. The above totals do not include transfers of unevaluated costs to an evaluated status during the period. During the first half of 1999, the Company has concentrated on integrating its 1998 acquisitions into its operations and on certain re-engineering and development activities.

     As a result of the Company's performance, management believes the Company has emerged from the industry downturn with significant profit potential, stronger financial capabilities and enhanced credibility in the industry. Therefore, management believes the Company can compete successfully for significant acquisition opportunities. Accordingly, the Company has directed a greater portion of its current efforts toward new corporate and asset acquisitions, which are expected to include both proved and exploratory assets. Certain exploration and development projects have been deferred in favor of anticipated industry opportunities. In particular, the Company has deferred projects which are "held-by-production" in favor of projects with definitive lease expirations. The Company's business strategy has always been to shift its emphasis among acquisitions, development and exploratory activities consistent with changes in the marketplace.

     Accordingly, with increased cash flows during the remainder of 1999, Texoil intends to concentrate its capital expenditures on re-engineering facilities (surface and down-hole), restoring shut-in wells to production, recompletions and, pending completion of geological and engineering field studies, development drilling. The Company expects to make additional capital expenditures during 1999 to maintain leases and complete the interpretation of 3-D seismic data associated with certain exploratory and development projects and further expects to incur certain drilling costs in 1999. Texoil will continue its practice of soliciting partners, on a promoted basis, for higher risk exploratory and development projects.

     Based solely on its existing portfolio of properties and projects, the Company expects to incur $3.0 million of capital expenditures during the remainder of 1999, as follows:

                                        ($000'S)
                                        ---------
Development of proved properties:
     Re-engineering -- facilities &
      equipment......................    $    400
     Well recompletions and
      workovers......................         950
     Drilling........................       1,000
Exploration:
     Land, geological &
      geophysical....................         300
     Drilling........................         350
                                        ---------
                                         $  3,000
                                        =========

     The Company believes that it will have sufficient capital available from its credit facility, cash flows from operating activities, sale of certain "non-core" proved properties and sale of drilling participations to industry partners to fund its capital expenditures. Management believes projected expenditures will result in increased production and cash flows and increases in reserve value and will further expose the Company to potentially significant upside from exploration. Management further believes the deferral of certain projects will not result in any losses to the Company. A portion of available cash flow and borrowing capacity will be reserved to fund additional acquisitions. The Company cannot predict with accuracy the level of capital expenditures it may incur in connection with acquisitions and development of new producing properties; however, Texoil has recently acquired a South Texas field (see Note 6 to the Consolidated Financial Statements) and has set a goal of $20 million for the acquisition and development of new properties over the next 12 months. This goal will require additional corporate or project financing to be obtained by the Company.

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

Item 3 -- Defaults Upon Senior Securities -- None

Item 4 -- Submission of Matters to a Vote of Security Holders -- None

Item 5 -- Other Information -- None

Item 6 -- Exhibits and Reports on Form 8-K

          (a)  Exhibits -- None

          (b) Reports on Form 8-K -- On June 21, 1999, the Company filed a report on Form 8-K, including Item 5, Other Events, related to a reverse stock split.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          TEXOIL, INC.

Date:  August   , 1999                 By: /s/FRANK A. LODZINSKI
                                              FRANK A. LODZINSKI
                                              PRESIDENT AND CEO