Form 10QSB
period 1999-09-30
TEXOIL INC /NV/
filed 1999-11-08
CIK 748856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,555,126 shares of common stock, $.01 par value, issued and outstanding at October 30, 1999.

Transitional Small Business Disclosure Format (check one):  YES [ ]    NO [X]

                                  TEXOIL, INC.
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        CONSOLIDATED FINANCIAL STATEMENTS:

        Consolidated Balance Sheet as of September 30, 1999 ...............   3
        Consolidated Statements of Income
            for the three and nine months ended
            September 30, 1999 and 1998....................................   4
        Consolidated Statements of Cash Flows
            for the nine months ended September 30, 1999 and 1998 .........   5
        Notes to Consolidated Financial Statements ........................   6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION ............................  11

PART II. OTHER INFORMATION ................................................  23

                                  TEXOIL, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  SEPTEMBER 30,
                                                                      1999
                                                                  -------------
Assets:
Current Assets:
       Cash and cash equivalents ..............................     $  2,006
       Accounts receivable and other ..........................        4,048
       Other current assets ...................................          844
                                                                    --------
           Total current assets ...............................        6,898
Property, plant and equipment, at cost:
       Oil and natural gas properties (full-cost method):
           Evaluated properties ...............................       51,501
           Unevaluated properties .............................        6,053
Office and other equipment ....................................          771
                                                                    --------
                                                                      58,325
Less - accumulated depletion, depreciation and amortization ...       (8,720)
                                                                    --------
Net property, plant and equipment .............................       49,605
                                                                    --------
Other assets, net .............................................          475
                                                                    --------
           Total assets .......................................     $ 56,978
                                                                    ========

Liabilities and Stockholders' Equity:
Current liabilities:
       Accounts payable and accrued liabilities ...............     $  3,064
       Revenue royalties payable ..............................        2,106
       A/P advanced billings ..................................          127
                                                                    --------
       Total current liabilities ..............................        5,297
                                                                    --------
Deferred income tax ...........................................           68
Long-term debt ................................................       28,900
Convertible subordinated notes ................................       10,000
Stockholders' equity:
       Series A Preferred Stock - $.01 par value with
             liquidation preference of $100 per share;
             5,000,000 shares authorized; none issued
             and outstanding ..................................         --
       Common stock - $.01 par value; 25,000,000 shares
             authorized; 6,555,126 shares issued and
             outstanding ......................................           66
Additional paid-in capital ....................................       11,116
Retained earnings .............................................        1,531
                                                                    --------
       Total stockholders' equity .............................       12,713
                                                                    --------
       Total liabilities and stockholders' equity .............     $ 56,978
                                                                    ========


The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                        -----------------------------       -----------------------------
                                            1999              1998              1999              1998
                                        -----------       -----------       -----------       -----------
Revenues:
      Oil and gas sales ..........      $     5,253       $     1,932       $    13,925       $     6,164
      Operator and management fees              241               243               720               724
      Interest and other .........               69                13                81                86
                                        -----------       -----------       -----------       -----------
             Total revenues ......            5,563             2,188            14,726             6,974
                                        -----------       -----------       -----------       -----------
Costs and Expenses:
      Lease operating ............            1,561             1,241             4,595             3,383
      Workover ...................               41                10                87               119
      Production taxes ...........              435               111             1,047               337
      General and administrative .              507               286             1,403             1,113
      Depletion, depreciation
        and amortization .........            1,391               555             3,485             1,489
      Interest ...................              759               242             1,841               521
      Write-down of oil and
        gas properties ...........             --                --                --               1,208
                                        -----------       -----------       -----------       -----------
             Total expenses ......            4,694             2,445            12,458             8,170
                                        -----------       -----------       -----------       -----------
Income (loss) before income
  taxes ..........................              869              (257)            2,268            (1,196)
Provision for deferred income
  taxes ..........................             (328)             --                (858)              215
                                        -----------       -----------       -----------       -----------
Net income .......................      $       541       $      (257)      $     1,410       $      (981)
                                        ===========       ===========       ===========       ===========

Basic net income per share .......      $       .08       $      (.04)      $       .22       $      (.15)
                                        ===========       ===========       ===========       ===========
Basic weighted average shares ....        6,555,126         6,547,516         6,555,126         6,351,487
                                        ===========       ===========       ===========       ===========
Diluted net income per share .....      $       .08       $      (.04)      $       .21       $      (.15)
                                        ===========       ===========       ===========       ===========
Diluted weighted average shares ..        6,738,210         6,547,516         6,779,168         6,351,487
                                        ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                              1999          1998
                                                            -------       -------
Cash flows from operating activities:
Net income (loss) ....................................      $ 1,410       $  (981)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depletion, depreciation and amortization ........        3,485         1,489
     Write-down of oil and gas properties ............           --         1,208
     Deferred income taxes ...........................          858          (215)
     Accounts receivable .............................           (2)        1,739
     Accounts receivable - related party .............           --            60
     Other assets ....................................         (661)       (1,486)
     Accounts payable and accrued liabilities ........          273        (2,634)
     Accounts payable - related party ................           --         1,002
     Revenue royalties payable .......................          608        (1,084)
                                                            -------       -------
             Net cash provided by (used in)
                  operating activities ...............        5,971          (902)
                                                            -------       -------
Cash flows from investing activities:
     Additions to oil and gas properties .............       (7,645)       (8,504)
     Other equipment additions .......................         (143)         (163)
                                                            -------       -------
             Net cash used in investing activities ...       (7,788)       (8,667)
                                                            -------       -------
Cash flows from financing activities:
     Proceeds from long-term debt and other ..........        5,400         6,000
     Repayments of long-term debt ....................       (2,000)           (8)
                                                            -------       -------
             Net cash provided by financing activities        3,400         5,992
                                                            -------       -------
Net increase (decrease) in cash and cash equivalents .        1,583        (3,577)
Cash and cash equivalents - beginning of period ......          423         4,059
                                                            -------       -------
Cash and cash equivalents - end of period ............      $ 2,006       $   482
                                                            =======       =======
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
             Interest ................................      $ 2,052       $   703
                                                            =======       =======
             Income taxes ............................      $    --       $    --
                                                            =======       =======
Oil and gas properties purchased by issuance of
     common stock ....................................      $    --       $   763
                                                            =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES:

       ORGANIZATION AND BASIS OF PRESENTATION

       Texoil Inc. ("Texoil" or the "Company") operates a single business segment involved in the acquisition, development and production of, and exploration for, crude oil, natural gas and related products, primarily in Texas and Louisiana. The financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year-ended December 31, 1998.

       REVERSE STOCK SPLIT

       In June 1999, the Company's Board of Directors approved certain changes to the Company's outstanding common shares intended to result in approximately a 1-for-6 reverse stock split. In order to reduce the number of outstanding odd lots, the reverse split occurred in a two-step process whereby a 1-for- 600 reverse split was followed by a 100-for-1 forward split. The process allowed the Company to: (1) more favorably position its stock price and number of outstanding shares in the marketplace in relation to its peer group, (2) adjust or redeem odd-lots, resulting in an administrative cost savings, and (3) provide for long-term compliance with listing requirements. The time period to redeem fractional shares initially expired on September 30, 1999, but the Company has extended the exchange period for holders entitled to receive round lots. The Company is now authorized to issue 25,000,000 shares of common stock, par value $.01, and 5,000,000 shares of preferred stock, $.01 par value. The Company estimates that 6,555,126 shares are issued and outstanding at September 30, 1999, subject to certain nominal adjustments as shares are exchanged.

       All issued and outstanding shares and per share data reflected in the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements have been retroactively restated to reflect the impact of the reverse stock split.

                                  TEXOIL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


       NET INCOME PER COMMON SHARE

      Basic net income per common share is computed based on the weighted average shares of common stock outstanding. Net income per share computations to reconcile basic and diluted net income for the quarters ended September 30, 1999 and 1998 consist of the following (in thousands except per share data):


                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                     ----------------------------       ----------------------------
                                         1999             1998              1999             1998
                                     -----------      -----------       -----------      -----------
Net income ....................      $       541      $      (257)      $     1,410      $      (981)
Basic weighted average shares .        6,555,126        6,547,516         6,555,126        6,351,487
Effect of dilutive securities:
     Warrants .................           43,029             --              56,159             --
     Options ..................          140,055             --             167,883             --
     Awards ...................             --               --                --               --
     Convertible notes ........             --               --                --               --
Diluted weighted average shares        6,738,210        6,547,516         6,779,168        6,351,487
Per common share net income:
     Basic ....................      $       .08      $      (.04)      $       .22      $      (.15)
     Diluted ..................      $       .08      $      (.04)      $       .21      $      (.15)


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

NOTE 3: UNAUDITED PRO FORMA FINANCIAL INFORMATION

       In October 1998 the Company closed on a significant acquisition of oil and gas properties in South Texas and Louisiana. The acquisition was accounted for using the purchase method of accounting. The activities of the acquired properties were included in results of operations beginning November 1, 1998.

                                  TEXOIL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Selected results of operations for the nine months ended September 30, 1998, on a pro forma basis, giving effect to the acquisition as if it took place on January 1, 1998, are as follows:

      Revenues ...........................................         $15,070
                                                                   =======
      Net income .........................................         $   653
                                                                   =======
      Basic income per share .............................         $   .10
                                                                   =======
      Basic weighted average shares outstanding ..........           6,351
                                                                   =======
      Diluted income per share ...........................         $   .09
                                                                   =======
      Diluted weighted average shares outstanding ........           6,931
                                                                   =======

       Adjustments reflected in the historical results to estimate the above pro forma results of operations for the quarter ended September 30, 1998, include adjustments to (1) increase operator fees pursuant to operating agreements associated with acquired properties, (2) recalculate depreciation, depletion and amortization based upon combined historical production, reserves and cost basis,
(3) reflect interest expense for borrowings under the increased and amended credit facility at an estimated average annual interest rate of 8.0%, and (4) adjust income tax expense as a result of the acquisition. The unaudited pro forma amounts do not purport to represent what the results of operations would have been had the acquisition of the Sonat Properties occurred on such date or to project the Company's results of operations for any future period.

NOTE 4: CREDIT AGREEMENT

       The Company has a revolving credit agreement ("Credit Agreement") with a bank to finance property acquisitions and for temporary working capital requirements. The Credit Agreement, as amended, provides up to $75 million in available borrowings, limited by a borrowing base (as defined in the Credit Agreement) which was $36 million and $8.5 million at September 30, 1999 and 1998, respectively. As of September 30, 1999 and 1998, borrowings outstanding under the Credit Agreement were $28.9 million and $6.1 million, respectively. The borrowing base is redetermined annually by the bank pursuant to the Credit Agreement (or more frequently at the option of the Company) and is reduced over a five-year period on a straight-line basis, at $500,000 per month, commencing October 1, 1999. The average interest rate paid to the lender was 7.6% and 8.6% for the nine months ended September 30, 1999 and 1998, respectively. The Company has granted first mortgages, assignments of production, security agreements and other encumbrances on its oil and gas properties to the lender, as collateral, pursuant to the Credit Agreement. The Credit Agreement contains covenants which, among other things, restrict the payment of dividends on common stock, limit the amount of consolidated debt, limit the Company's ability to make certain loans and investments, and require that the Company remain in compliance with certain covenants of the Credit Agreement.

                                  TEXOIL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 5: HEDGING ACTIVITIES

OIL AND GAS PRICES

       The Company has entered into various oil and gas hedging contracts in an effort to manage its exposure to product price volatility. Under these contracts, the Company receives or makes payments based on the differential between fixed and variable prices for crude oil and natural gas. Such amounts are reflected in oil and gas sales in the accompanying financial statements. Amounts received or paid under such hedging and financial instrument contracts decreased oil and gas sales by $674,484 and $574,259 for the three and nine months ended September 30, 1999, respectively. There were no hedging activities in 1998. The oil and gas hedging contracts in place as of September 30, 1999, had a market value of $(1,406,128). For the three and nine months ended September 30, 1999, the Company sold 300,000 MMBtu and 800,000 MMBtu, respectively, at a fixed price of $2.17 per MMBtu and 70,000 MMBtu and 70,000 MMBtu, respectively, at a fixed price of $3.095 per MMBtu under two natural gas swap agreements. In addition to these amounts, the Company has various fixed price swap contracts for October 1999 through October 2000 covering 1,880,000 MMBtu's of natural gas at a price per-unit averaging $2.52 based on Houston Ship Channel index pricing. For the three and nine months ended September 30, 1999, the Company sold 135,000 Bbls and 185,000 Bbls, respectively, at prices ranging from $17.02 to $18.36 per barrel. The Company also has fixed price swaps covering 285,000 Bbls of oil at prices averaging $18.62 per Bbl for the period of October 1999 through June 2000.

INTEREST RATES

       The Company entered into an interest rate swap effective November 5, 1998, which fixed the floating portion of its interest rate at 5.25% on $12,000,000 notional amount for the period from November 5, 1998 through November 6, 2000. For the three and nine months ended September 30, 1999, the Company received $139 and paid $17,480, respectively, which has been recorded as additional interest expense. The market value of the interest rate swap contract in place as of September 30, 1999, was $70,573.

NOTE 6: SUBSEQUENT EVENT

       On October 12, 1999, the Company entered into a Series A Preferred Stock Purchase Agreement with Quantum Energy Partners, L.P. ("Quantum"), affiliates of EnCap Investments L.L.C. ("EnCap"), the V&C Energy Limited Partnership ("V&C") and certain other individual investors. Pending shareholder approval, the Company intends to issue 2,750,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") at $8.00 per share, initially convertible into two (2) shares of common stock. The total consideration of $22.0 million will be used to reduce indebtedness, implement the Company's capital development program and for other corporate purposes. The dividend rate is 9% per annum payable in additional shares of Preferred Stock or in cash. The Preferred Stock may be converted at any time at the election of the holder and is automatically convertible at any time after December 31, 2002, based on the achievement of certain net asset and per share

                                  TEXOIL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



values. Conversion rates are subject to certain anti-dilution adjustments. In addition, investors have been granted certain registration rights and protective covenants. Quantum is the lead investor and will acquire 1,875,000 shares for $15.0 million. Quantum was not previously affiliated with the Company. Certain other investors include current officers, directors or shareholders of the Company, who are participating on the same basis as non-affiliated investors.

       On November 1, 1999, the Company closed the acquisition of the Eloi Bay Field located in the offshore state waters of Louisiana. The net acquisition price is estimated at $5.5 million net of certain post-closing adjustments as specified in the purchase and sale agreement. A subsidiary of the Company will operate the Eloi Bay Field. The Company funded the acquisition with available borrowings under its Credit Agreement. Pursuant to a separate purchase and sale agreement, the Company also closed the acquisition of certain other mineral and seismic assets for $300,000. In connection with the acquisition, the Company's borrowing base under the Credit Agreement has increased from $36.0 million to $40.0 million.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


       The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related notes thereto, included elsewhere in this 10-QSB and should further be read in conjunction with the Company's annual report on Form 10-KSB, for the year-ended December 31, 1998, and prior quarterly filings on Form 10-QSB made in 1999.

FORWARD-LOOKING INFORMATION

       This quarterly report on Form 10-QSB, and in particular this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report and, in particular, this section of this report, including, without limitation, statements regarding the Company's business strategy, plans, objectives, expectations, intent and beliefs of management related to current or future operations are forward-looking statements. Such statements are based on certain assumptions and analyses made by management, based on its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are subject to a number of material risks and uncertainties including assumptions about the pricing of oil and gas, assumptions about operating costs, production operations continuing as in the past or as projected by Company or independent engineers, the ability to generate and take advantage of acquisition opportunities and numerous other factors, which may be subject to material change. A detailed discussion of important factors that could cause actual results to differ materially from the Company's expectations are contained herein and in the Company's Annual Report on Form 10-KSB for 1998. Forward-looking statements are not guarantees of future performance; therefore, actual results, developments and business decisions may differ from those envisioned by such forward-looking statements.

BUSINESS AND STRATEGY

       Texoil is an independent oil and gas company engaged in the acquisition and development of oil and gas reserves through an active and diversified program which includes purchases of oil and gas reserves, re- engineering, development and exploration activities. As further discussed herein, future growth in assets, earnings, cash flows and share values are dependent upon the Company's ability to acquire, discover and develop an oil and gas reserve base that can be produced at a profit and has market value exceeding its finding and production costs. The price of crude oil was significantly depressed in 1998 and early 1999. The industry-wide reduction in prices adversely affected revenues and net cash flows of the Company, as well as most companies in the industry, particularly those whose assets were concentrated in oil reserves. Such reduced revenues and cash flows resulted in capital budget decreases, contraction of exploration financing and elimination or deferral of new ventures by many companies and institutional investors. Texoil reacted promptly to these industry conditions by concentrating on operating and administrative cost reductions, acquiring additional producing assets, focusing on prospects which were readily marketable to industry and undertaking certain other corporate actions intended to offset the severe effects of such price reductions. Most of these actions already were an integral part of the Company's fundamental business strategy. As a result of its business strategy and pro-active reaction to the low price environment, the Company emerged the low price period with significantly increased reserves and production levels, which have led to increased revenues, cash flows and earnings. While commodity prices have rebounded, no assurance can be given that current price levels will be sustained or that such prices will continue to increase.

       Management believes that its growth during the low price environment has improved its standing in the industry relative to its competitors, enhanced its credibility with sellers and financial institutions, favorably impacted its access to potential acquisitions, and enhanced its ability to solicit industry or financial partners for drilling activities. Management further believes that Texoil will benefit from opportunities to acquire and develop additional reserves. The Company has identified development and exploratory projects in its existing property portfolio and has further undertaken detailed field studies intended to define additional potential. In addition, management believes the acquisitions market will expand as larger companies divest of "non-core" properties and smaller companies, that were not positioned to withstand the significant price declines, sell assets, are liquidated or consolidate to satisfy creditors or improve shareholder value. Finally, with the expansion of corporate budgets, the Company expects to solicit industry partners for certain high potential exploratory projects, which had previously been deferred.

       Texoil continues to implement its business strategy and to focus on capital expenditures that can result in increased production and operating cost reductions, on a per-unit basis. The current corporate strategy is merely an expansion and adaptation of the business plan which was conceived and implemented in early 1996, and has resulted in significant growth to date. Following is a brief outline of management's plans. See also, "Impact of Property Acquisitions and Development", "Hedging Activities" and "Capital Expenditures" below.

      1) Place greater emphasis on acquisition opportunities. Selectively acquire corporate entities and properties with significant proved producing reserves and development and exploration potential.

      2)  Complete field studies and implement capital development programs.

      3) Continue the Company's exploration program; solicit industry partners on a promoted basis.

      4) Continue activities directed toward reducing per-unit operating and general and administrative costs on a long-term sustained basis.

      5) Increase equity and long-term financing, as necessary, through available means, whether through direct placement of securities or in connection with corporate acquisition activities.

      Consistent with the emphasis being placed on acquisitions and development, in the short-term capital expenditures directed toward new exploration projects may be reduced as a percentage of the overall budget. The Company will focus on acquisitions of proved properties with development and exploratory potential, particularly those where seismic data and prospective acreage can be acquired as part of the acquisition. Management believes the current market is conducive to the acquisition of proved properties with seismic data and exploratory acreage, at little or no incremental cost over proved reserves. In addition, the Company will focus on exploratory projects currently in inventory.

      While the impact and success of corporate plans cannot be predicted with any accuracy, management's goal is to replace production and further increase its reserve base at an acquisition or finding cost that will yield attractive rates of return and share appreciation.

ACCOUNTING FOR OIL & GAS PROPERTIES

      The Company uses the full-cost method of accounting for its investment in oil and gas properties. Under the full-cost method, all costs of acquisition, exploration and development of oil and gas reserves are capitalized separately for each cost center (generally defined as a country). Capitalized balances are referred to as the "full-cost pool" and are further classified as evaluated or unevaluated. Evaluated costs are those associated with proved reserves or with properties which have been impaired or abandoned. Such costs are subject to depletion, depreciation and amortization expense ("DD&A"). Unevaluated costs are not subject to DD&A and generally require additional geological, geophysical and/or engineering evaluation prior to management's decision to drill, develop or abandon such properties. When such properties are evaluated, capitalized costs will be transferred to an evaluated status and included in the calculation of DD&A. Depletion expense is calculated using the units of production method based on the ratio of current production to total proved recoverable oil and natural gas reserves. The depletion rate is applied to a cost base which includes net capitalized evaluated costs plus an estimate of costs to be incurred in the development of proved undeveloped reserves or in future abandonment activities. Under the full-cost method, a write-down of oil and gas properties must be charged to operations if net capitalized costs at the end of each quarterly reporting period exceed the estimated discounted future net revenues of proved oil and natural gas reserves, using current oil and gas prices and costs, held constant over the life of the properties, plus the lower of cost or fair value of unevaluated properties, both on an after-tax basis (the "full-cost ceiling").

       Capitalized costs include payroll and related costs of technical personnel which are directly attributable to the Company's oil and gas acquisition, exploration and development activities. Such amounts capitalized for the three and nine months ended September 30, were $152,685 and $483,477 for 1999, and $163,000 and $428,000 for 1998, respectively. The Company capitalizes interest attributable to oil and natural gas properties which are not subject to amortization and are in the process of being evaluated. Included in unevaluated capitalized costs for the three and nine months ended September 30, 1999 and 1998, are interest costs of $84,337 and $320,172 for 1999, and $65,000 and
$267,000 for 1998.

      At the end of the third quarter of 1999, the Company's full-cost ceiling substantially exceeded its net capitalized costs. Net capitalized costs could exceed the full-cost ceiling in future periods due to downward revisions to estimated proved reserve quantities, declines in oil and gas prices, increases in operating costs, unsuccessful exploration and development activities or other factors which cannot be reasonably predicted by the Company. Once recorded, a write-down of oil and gas properties cannot be reversed at a later date, even if estimated reserve quantities or oil and gas prices subsequently increase. Management believes that current reserve estimates, which represent the basis for calculating limitations on capitalized costs, are reasonable under present operating conditions and circumstances. However, reserve estimates and forecasts are inherently imprecise and, therefore, subject to significant future changes.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

      The Company recorded a net income (loss) of $541,000 and $(257,000) for three months ended September 30, 1999 and 1998, respectively. The $798,000 increase in the Company's comparative net income resulted primarily from the following factors:


                                                         NET AMOUNT CONTRIBUTING
                                                          TO INCREASE (DECREASE)
                                                               IN NET INCOME
                                                         -----------------------
                                                                 (000'S)

      Oil and gas sales ....................................    $ 3,321
      Lease operating and workover expenses ................       (351)
      Production taxes .....................................       (324)
      General and administrative expenses - net ............       (221)
      Depletion, depreciation and amortization
        expense ("DD&A")....................................       (836)
      Interest expense - net ...............................       (517)
      Other income - net ...................................         54
      Provision for income taxes ...........................       (328)
                                                                -------
                                                                $   798
                                                                =======

       The following discussion applies to the changes in the composition of net income shown above.

       The $3,321,000 or 172% increase in net oil and gas sales is due to the increase in production volumes resulting from the acquisition and development of properties and an increase in average prices, as shown in the table presented immediately below. Average prices reflect the net impact of hedging activities. See "Hedging Activities" below.


                                                        THREE MONTHS ENDED
                                         PERCENT           SEPTEMBER 30,
                                        INCREASE     ------------------------
                                       (DECREASE)       1999           1998
                                       ----------    ---------      ---------
      Gas production (MMcf) .........      334%          1,068            246
      Oil production (MBbls) ........       28%            160            125
      Barrel of oil equivalent (MBOE)      104%            338            166
      Average gas price (per Mcf) ...       30%      $    2.51      $    1.93
      Average oil price (per Bbl) ...       38%      $   16.11      $   11.66
      Average price per BOE(1) ......       34%      $   15.54      $   11.64

       (1) "BOE" is defined as Barrel of Oil Equivalent.

       Lease operating expenses and workover costs increased $351,000 or 28 %. On a unit-of-production, per BOE basis, costs were actually reduced 37%. The dollar increase is a result of the acquisition and development of oil and gas properties. On a BOE basis, production volumes increased 104% over the prior year. Accordingly, lease operating expenses increased primarily as a result of additional production volumes.

The Company may achieve further reductions to lease operating expenses on a BOE basis as a result of re-engineering and development activities. Production taxes increased by $324,000 or 292% due to increased production volumes and revenues.

       General and administrative costs increased $221,000 or 77%. The percentage increase in general and administrative expenses was less than the increases in production and revenues, as a result of both rigorous cost containment efforts and production increases. On a BOE basis, general and administrative expenses actually were reduced by13% in 1999 over 1998 levels. The dollar increase is comprised primarily of increases in management, operating and administrative staffing associated with the Company's growth. The Company must attract and retain competent management, technical and administrative personnel to pursue its business strategy and fulfill its contractual obligations.

       The $836,000 or 151% increase in DD&A expenses is primarily due to the increase in oil and gas production volumes and capitalized balances subject to DD&A, offset by increases in estimated recoverable reserves, resulting from the acquisition and development of gas and oil properties and from the effect that price increases have on estimated quantities of recoverable reserves. Capitalized costs included in the full- cost pool and subject to DD&A were $51.5 and $25.6 million at September 30, 1999 and 1998, respectively. In addition, estimated future development costs associated with proved undeveloped reserves in the amount of $14.3 million and $5.3 million at September 30, 1999 and 1998, respectively, were included in the DD&A calculations. The proved reserve quantities used for the calculation of DD&A were approximately 18.5 million barrels of oil equivalent.

       Interest expense increased by $517,000, primarily due to the increased long-term debt used to finance acquisitions. Interest expense was $759,000 and $242,000 for the three months ended September 30, 1999 and 1998, respectively, and is expected to be approximately $2.4 million in 1999. The Company expects to close a private placement of preferred equity on or about November 10, 1999. Proceeds will initially be used to reduce debt; therefore, interest expense is expected to decrease in future periods. See Note 6 to the Consolidated Financial Statements and "Liquidity and Capital Resources," below.

       The net change in the provision for income taxes was $328,000 due to the recognition of pre-tax income in 1999 versus a 1998 loss.

      NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

       The Company recorded a net income (loss) of $1,410,000 and $(981,000) for the nine months ended 1999 and 1998, respectively. The $2,391,000 increase in the Company comparative net income resulted primarily from the following factors:


                                                                NET AMOUNT
                                                               CONTRIBUTING
                                                          TO INCREASE (DECREASE)
                                                              IN NET INCOME
                                                          ----------------------
                                                                  (000'S)
      Oil and gas sales .......................................  $ 7,761
      Lease operating and workover expenses ...................   (1,180)
      Production taxes ........................................     (710)
      General and administrative expenses - net ...............     (290)
      Depletion, depreciation and amortization expense
        ("DD&A")...............................................   (1,996)
      Interest expense - net ..................................   (1,320)
      Writedown of oil and gas properties .....................    1,208
      Other income - net ......................................       (9)
      Provision for income taxes ..............................   (1,073)
                                                                 -------
                                                                 $ 2,391
                                                                 =======

       The following discussion applies to the changes in the composition of net income shown above.

       The $7,761,000 or 126% increase in net oil and gas sales is primarily attributable to the increase in production volumes resulting from the acquisition and development of properties during 1998. The increase in production volumes and changes in prices are shown in the table presented immediately below. Average prices reflect the net impact of hedging activities. See "Hedging Activities" below.


                                                       NINE MONTHS ENDED
                                       PERCENT           SEPTEMBER 30,
                                       INCREASE      --------------------
                                      (DECREASE)      1999          1998
                                       --------      -------      -------
      Gas production (MMcf) .........      294%        3,029          768
      Oil production (MBbls) ........       41%          503          356
      Barrel of oil equivalent (MBOE)      108%        1,008          484
      Average gas price (per Mcf) ...        9%      $  2.23      $  2.05
      Average oil price (per Bbl) ...       11%      $ 14.28      $ 12.84
      Average price per BOE .........        8%      $ 13.82      $ 12.74

       (1) "BOE" is defined as Barrel of Oil Equivalent.

      Lease operating expenses and workover costs increased $1,180,000 or 34%. On a unit-of production, per BOE basis, costs were actually reduced 36%. The dollar increase is a result of the acquisition and development of oil and gas properties in 1998. On a BOE basis, production volumes increased 108% over the prior year. Accordingly, lease operating expenses increased primarily as a result of additional production volumes. The Company may achieve further reductions to lease operating expenses on a BOE basis as a result of re-engineering and development activities. Production taxes increased by $710,000 or 211% due to increased production volumes and revenues.

       General and administrative costs increased $290,000 or 26%. The percentage increase in general and administrative expenses was less than the increases in production and revenues, as a result of both rigorous cost containment efforts and production increases. On a BOE basis, general and administrative expenses actually were reduced by 40% in 1999 compared to 1998 levels. The dollar increase is comprised primarily of increases in management, operating and administrative staffing associated with the Company's growth. The Company must attract and retain competent management, technical and administrative personnel to pursue its business strategy and fulfill its contractual obligations.

       The $1,996,000 or 134% increase in DD&A expenses is primarily due to the increase in oil and gas production volumes and capitalized balances subject to DD&A, offset by increases in estimated recoverable reserves, resulting from the acquisition and development of gas and oil properties and the effect that price increases have on estimated quantities of recoverable reserves. Capitalized costs included in the full-cost pool and subject to DD&A were $51.5 and $25.6 million at September 30, 1999 and 1998, respectively. In addition, estimated future development costs associated with proved undeveloped reserves in the amount of $14.3 million and $5.3 million at September 30, 1999 and 1998, respectively, were included in the DD&A calculations. The proved reserve quantities used for the calculation of DD&A were approximately 18.5 million barrels of oil equivalent.

       Interest expense increased by $1,320,000 primarily due to the increased long-term debt used to finance acquisitions. Interest expense was $1,841,000 and $521,000 for the nine months ended September 30, 1999 and 1998, respectively, and is expected to be approximately $2.4 million in 1999. The Company expects to close a private placement of preferred equity on or about November 10, 1999. Proceeds will initially be used to reduce debt; therefore, interest expense is expected to decrease in future periods. See Note 6 to the Consolidated Financial Statements and "Liquidity and Capital Resources," below.

       Other income decreased $9,000 for the nine months ended September 30, 1999, principally due to decreases in interest income and consulting fees.

       The provision for income taxes increased $1,073,000 as a result of the increase in net income.

IMPACT OF PROPERTY ACQUISITIONS AND DEVELOPMENT

       Management expects revenues and cash flow (EBITDDA) of approximately $21.0 million and $10.5 million, respectively, in 1999, representing an increase of 103% and 235%, respectively, over 1998. These estimates are predicated on the results of operations for the nine months ended September 30, 1999, anticipated production levels, estimated prices and costs and the closing of the Eloi Bay Field acquisition. Estimates are based on independent reserve reports prepared by third parties in connection with required redetermination of the bank borrowing base. These increases are a direct result of acquisition and development activities. In connection with its acquisitions, the Company generally implements a capital expenditures program, which it refers to as "re-engineering activities," designed to increase production (or arrest natural or mechanical declines) and lower recurring expenses. Thereafter, the Company conducts detailed field studies designed to isolate development opportunities. The Company has identified projects in its existing property portfolio related to proved behind-pipe and undeveloped reserves and expects to define additional development and exploratory potential. Net future cash flows could be favorably affected by further price improvements, additional reductions to per-unit operating costs, and development activities related to proved and non-proved reserves. No assurance can be given, however, that the Company will be able to successfully and economically develop additional reserves which are associated with its existing properties.

IMPACT OF CHANGING PRICES AND COSTS

       Texoil's revenues and the carrying value of its oil and gas properties are subject to significant change due to changes in oil and gas prices. As demonstrated historically, prices are volatile and unpredictable. As previously mentioned, oil prices declined appreciably during 1998 and early 1999, but have recently rebounded. Average oil prices for the nine months ended September 30, 1999, of $14.28 per Bbl were 11% higher than the comparable period in 1998, but still 21% and 35% lower than average prices realized in 1997 and 1996, respectively. Should prices fall or fail to remain at levels which will facilitate repayment of debt and reinvestment of cash flow to replace current production, the Company could experience difficulty in developing its assets and continuing its growth.

HEDGING ACTIVITIES

       The Company implemented a hedging strategy in May of 1999, in a direct response to improving prices. The intent of the hedging strategy is to "lock-in" profits and cash flows greater than realized during 1998 and early 1999. Management believes its hedging strategy will also result in greater predictability of internally generated funds, which can be dedicated to capital development projects and corporate obligations. In general, the Company has entered into fixed price swaps for portions of its gas and oil production through October 2000. Monthly quantities of natural gas hedged range from 120,000 MMBtu's to 170,000 MMBtu's per month over the period July 1, 1999, through October 31, 2000, at prices ranging from $2.16 to $3.20 per MMBtu. Monthly quantities of oil hedged range from 25,000 Bbls to 45,000 Bbls per month over the period from October 1, 1999, through June 2000, at prices ranging from $17.57 per Bbl to $19.25 per Bbl. Significant oil quantities are available for such arrangements commencing January 1, 2000. Texoil does not engage in speculative trading activities and does not hedge all available or anticipated quantities; its strategy involves the following factors:

       1) Effectively manage cash flow to minimize price volatility and generate internal funds available for capital development projects and additional acquisitions.

       2) Ensure the Company's ability to fully support its exploration activities, administrative and debt service obligations.

       3) "Lock-in" growth in revenues, cash flows and profits for financial reporting purposes.

       4) Allow certain quantities to float, particularly in months with high price potential.

       Management believes that speculation and trading activities are inappropriate for the Company, but further believes appropriate management of realized prices is an integral part of managing its business strategy. Furthermore, as a growth Company actively pursuing additional acquisitions and development activities, the Company expects to realize additional production that will expose the Company to pricing upside.

ADMINISTRATIVE AND OPERATING COSTS

       Early in 1998, in an effort to mitigate the adverse effect of low oil prices, the Company expanded numerous cost-saving programs designed to reduce operating and administrative costs and enhance cash flows. Rather than reduce technical and other personnel, the Company chose to implement a salary-reduction program and defer salary increases. With continued growth and price recovery, salaries have been restored to prior levels and the Company has expanded its office space to accommodate the personnel needed for additional acquisitions and development activities. The Company continues to focus clearly on cost-containment measures that can lower per-unit operating and administrative costs, but still result in continued growth.

LIQUIDITY AND CAPITAL RESOURCES

       The Company expects to finance its future acquisition, development and exploration activities through its pending issuance of preferred equity, cash flow from operating activities, its bank credit facility, sale of non-strategic assets and various means of project finance. In addition, the Company intends to continue to subsidize drilling activities through the sale of participations to industry partners on a promoted basis, whereby the Company will earn working interests in reserves and production greater than its proportionate capital cost.

       PENDING ISSUANCE OF PREFERRED STOCK

       As further discussed in Note 6 to the Consolidated Financial Statements, on October 12, 1999, Texoil entered into a definitive Preferred Stock Purchase Agreement for the issuance of $22.0 million of Series A Preferred Stock at $8.00 per share which is convertible under certain circumstances into two shares of Common Stock subject to certain anti-dilution considerations.

       The following table illustrates the impact of the offering on the capital structure of the Company, along with the closing of the recent acquisition of the Eloi Bay Field (see Capital Expenditures below) on a pro-forma basis at September 30, 1999:


                                                    PRO-FORMA         PRO-FORMA
      CAPITALIZATION        SEPTEMBER 30, 1999     ADJUSTMENTS   SEPTEMBER 30, 1999
      --------------        ------------------     -----------   ------------------
                                                  ($ MILLIONS)
      Long-term debt .........      $28.9           (10.5)(1)          $22.9
                                                      4.5 (2)
      Subordinated notes
      due December 31, 1999 ..       10.0           (10.0)(1)           --
      Preferred equity .......         --            20.5 (1)           20.5
      Common equity ..........       12.7              --               12.7
                                    -----           -----              -----
                                    $51.6            $4.5              $56.1
                                    =====           =====              =====

      (1) Estimated proceeds, net of fees, commissions, legal, engineering and other estimated closing costs.

      (2) Estimated borrowings for Eloi Bay Field acquisition, net of estimated closing adjustments and cash balances used to partially fund the acquisition.

       The Company expects to significantly increase its credit capacity and cash flow from operations as a result of closing the issuance of preferred stock and the Eloi Bay Field acquisition. See further discussion below.

       CREDIT FACILITY

       At September 30, 1999 and 1998, the Company had available borrowing capacity of $7.1 million and $2.5 million, respectively, in accordance with a revolving Credit Agreement with its banks, which can be used to finance property acquisitions and temporary working capital requirements. The borrowing base is redetermined annually, or more often at the request of the Company. As of September 30, 1999, a $36 million borrowing base was established.

       The Company expects to further revise and amend its Credit Agreement subsequent to the closing of its issuance of preferred stock and the acquisition of its Eloi Bay Field. Preliminary discussions are already underway with its banks and are expected to be completed by year-end. Texoil will attempt to increase its facility to $100 million with an initial borrowing base of $45 - 50 million. At present, the Company estimates at least the following:


                                                               BORROWING BASE
                                                               --------------
                                                                 (millions)

Existing at September 30, 1999 .................................    $36.0
Additions:
   - Eloi Bay Field collateral value ...........................      5.0
   - Expected increase due to retirement of subordinated
     notes .....................................................      4.0
                                                                    -----
Estimated borrowing base .......................................     45.0
     Less expected amount outstanding post-closing
     transactions ..............................................    (22.9)
                                                                    -----
Estimated availability .........................................    $22.1
                                                                    =====

       Thus, the Company expects to have approximately $22.1 million of availability under its Credit Agreement subsequent to its redetermination. At present, its availability is estimated at approximately $17.1 million, exclusive of the impact of retirement of the subordinated notes. However, no assurance can be given that the Company will be able to realize or maintain the increases in credit availability discussed above.

       CASH FLOW FROM OPERATING ACTIVITIES

       For the nine months ended September 30, 1999, the Company's net cash flow provided by operating activities was $6.0 million, up $6.9 million from the prior year. This increase is attributable to increased production from acquisition and development activities, price increases, lower per-unit operating expenses and lower cash requirements to reduce current liabilities. Texoil expects 1999 to result in approximately $21.0 million of revenue and $10.5 million of cash flow (EBITDDA).

       Using prices of approximately $17.50 per Bbl and $2.25 per Mcf, Texoil estimates significant increases to cash flows in 2000 as a direct result of its acquisition and development program. On a preliminary basis, the Company is forecasting revenues of $31.0 million and cash flows of $15.0 million. Management expects that such cash flows will be used to fund its capital development and exploratory activities for the year-ended December 31, 2000, and for additional acquisitions.

       Management estimates that the Company could have approximately $36.0 million to fund capital expenditures and new acquisitions, (including both credit availability and cash flow). However, given the volatility of prices and uncertainty of cost and recoverability of reserves, no assurance can be given that the Company will realize these estimates.

       CAPITAL EXPENDITURES

       The Company's net oil and gas capital expenditures for the nine months ended September 30, 1999 and 1998, are as follows:


                                                          CAPITAL EXPENDITURES
                                                       FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                       -------------------------

                                                          1999          1998
                                                         ------        ------
Acquisition of properties:
       Evaluated properties.........................     $7,568        $7,678
       Unevaluated properties.......................        573         1,590
                                                         ------        ------
                                                         $8,141        $9,268
                                                         ======        ======


       Capital expenditures for the nine months ended September 30, 1999, were financed principally with cash flows from operations. During the majority of 1999, the Company has concentrated on integrating its 1998 acquisitions into its operations and commencing detailed field studies and implementing re-engineering and development projects. However, the Company has also acquired additional properties and interests in its geographical focus areas and implemented certain re-engineering and development programs.

       As a result of the Company's growth and performance, management believes the Company has emerged from the industry downturn with significant profit potential, stronger financial capabilities and enhanced credibility in the industry. Therefore, management believes the Company can compete successfully for new acquisition opportunities. Accordingly, the Company has directed a greater portion of its current efforts toward corporate and asset acquisitions, which are expected to include both proved and exploratory assets. Certain exploration and development projects have been deferred in favor of anticipated industry opportunities. In particular, the Company has deferred projects which are "held-by-production" in favor of projects with definitive lease expirations. The Company's business strategy has always been to shift its emphasis among acquisitions, development and exploratory activities consistent with changes in the marketplace.

       During the remainder of 1999, Texoil intends to concentrate its capital expenditures on re-engineering facilities (surface and down-hole), restoring shut-in wells to production and recompletions. The Company expects to make additional capital expenditures during 1999 to maintain leases and complete the interpretation of 3-D seismic data associated with certain exploratory and development projects. Texoil will continue its practice of soliciting partners, on a promoted basis, for higher risk exploratory and development projects.

       Based solely on its existing portfolio of properties and projects, the Company expects to incur approximately $1.5 million of capital expenditures during the remainder of 1999, exclusive of the acquisition of the Eloi Bay Field and certain other seismic and mineral assets for approximately $6.8 million (see
Note 6 to Consolidated Financial Statements) as follows:


                                                            ($000'S)
                                                            --------
Development of proved properties:
     Re-engineering - facilities & equipment ............    $  400
     Well recompletions .................................       700
     Drilling ...........................................        --
Exploration:
     Land, geological & geophysical .....................       370
     Drilling ...........................................        --
                                                             ------
                                                             $1,470
                                                             ======

      Management believes projected expenditures will result in increased production, cash flows and reserve value and will further expose the Company to potentially significant upside from exploration. Management further believes the deferral of certain projects will not result in any material losses.

      The Company cannot predict with accuracy the level of capital expenditures it may incur in connection with the development of its existing asset base or with acquisitions and development of new producing properties. However, since June 30, 1999, the Company has acquired or contracted for the purchase of certain properties in South Texas and South Louisiana for $11.2 million and has set a goal of $50.0 million for the acquisition and development of properties over the next two years.

YEAR 2000 COMPLIANCE

      The Company has conducted a review of, and will continue to review, its software applications for Year 2000 issues. None of the software applications utilized by the Company were developed internally and all have been acquired and routinely updated since early 1996. The Company uses a PC based networked hardware configuration with widely utilized, accepted and supported software applications for its basic operating and office support functions. The primary software applications used by the Company for its oil and gas activities are its accounting, land, production management, engineering and interpretative exploration software. All such systems were purchased from third party vendors, who are responsible for their maintenance and support, pursuant to the terms of license and use agreements. The most critical systems referred to above are the accounting, land and production systems. Other systems are primarily analytical tools which facilitate and support engineering and geological projects. Based on reviews and inquiries conducted by Company personnel and resultant representations by software vendors, the Company believes its primary software applications are Year 2000 compliant. Accordingly, the Company does not expect to incur any material costs to modify, upgrade or replace its basic business systems over and above ongoing requirements to expand systems, as required by growth and operations. However, the Company is not able nor does it possess the technical expertise to conduct a comprehensive review of programs and systems purchased from and supported by third parties; therefore, the Company cannot guarantee that it will not incur problems with such software and business applications. As a further precaution, the Company has engaged a consultant to review our hardware/network architecture and certain software and to test the system for compliance.

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

      The Company has conducted a survey of substantially all of its third party vendors/suppliers as well as purchasers of oil and gas. The response indicates that, with very few exceptions from smaller companies, our vendors, suppliers, purchasers and partners are or expect to be Year 2000 compliant.

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings - During the three months ended September 30, 1999, the Company settled certain litigation with Mobil Oil Corporation (Cause No. 99-93557) for $290,000; the Company may recover up to $90,000 of such settlement from a third party. There has been no material change from legal proceedings reported in Registrant's Form 10-KSB for the fiscal year ended December 31, 1998.

Item 2 - Change in Securities - None.

Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote of Security Holders - None.

Item 5 - Other Information - None.

Item 6 - Exhibits and Reports on Form 8-K .

         (a) Exhibits - None.

         (b) Reports on Form 8-K

             On October 13, 1999, the Company filed a report on Form 8-K, including Item 5, Other Events, related to the execution of a Preferred Stock Purchase Agreement and amended such report by Form 8-K/A filed October 22, 1999.



                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TEXOIL, INC.



Date:  November 8, 1999                          By: /s/ FRANK A. LODZINSKI
                                                         Frank A. Lodzinski
                                                         President and CEO