Form 10KSB
period 1999-12-31
TEXOIL INC /NV/
filed 2000-03-28
CIK 748856

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
  Common Stock, par value $.01 per               Boston Stock Exchange
                share

     Securities registered under section 12(g) of the Exchange Act: Common Stock, par value $.01 per share.

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $23,704,000.

     The aggregate market value of the Common Stock held by non-affiliates of the registrant was $30,262,235 as of March 15, 2000. On such date, the last sales price of registrant's Common Stock was $6.6875 per share.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,648,920 shares of Common Stock, $.01 par value, issued and outstanding at March 15, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

     Transitional Small Business Disclosure Format (check one):  YES [X] NO [ ]

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
Item 1.  Description of Business............................................   1
Item 2.  Description of Property............................................   7
         Glossary...........................................................  11
Item 3.  Legal Proceedings..................................................  13
Item 4.  Submission of Matters to a Vote of Security Holders................  14

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........  15
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  16
Item 7.  Financial Statements...............................................  23
Item 8.  Changes in Registrant's Accountants................................  23

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act................  24
Item 10. Executive Compensation.............................................  25
Item 11. Security Ownership of Certain Beneficial Owners and Management.....  26
Item 12. Certain Relationships and Related Transactions.....................  28
Item 13. Exhibits and Reports on Form 8-K...................................  29

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Texoil, Inc. ("Texoil" or the "Company"), is an independent oil and gas company engaged in the acquisition and development of oil and gas reserves through a diversified program which includes purchases of reserves, re-engineering, development and exploration activities currently focused in Texas and Louisiana. On December 31, 1997, the Company acquired Cliffwood Oil & Gas Corp. ("Cliffwood"), a privately-owned independent oil and gas company, in a reverse merger transaction ("Merger") that shifted stockholder control of the Company to the former stockholders of Cliffwood, changed the composition of the Company's Board of Directors and completely replaced the executive officers and employees of the Company with those of Cliffwood. The Merger resulted in a significant change in the Company's business strategy and improved the Company's overall financial position and capital resources. The Company's address is 110 Cypress Station Drive, Suite 220, Houston, Texas, 77090 and the telephone number is (281) 537-9920.

RECENT DEVELOPMENTS DURING 1999

     As more fully discussed below and throughout this Annual Report, during 1999, the Company:

     1)  Acquired two proved producing fields;

     2)  Acquired controlling interests in certain previously owned properties;

     3)  Implemented re-engineering and development projects;

     4)  Expanded its exploration capabilities;

     5)  Completed a $22.0 million preferred stock offering;

     6)  Repaid convertible subordinated notes; and

     7)  Reduced bank indebtedness.

     In addition, the Company realized increases in proved oil and gas reserve quantities, production, revenues, cash flow and earnings.

  ACQUISITIONS AND DEVELOPMENT

     During 1999, the Company made a series of acquisitions, implemented development programs, and expanded its exploration capabilities. The Company financed its activities through internally generated cash flow, bank debt and the proceeds from the issuance of preferred stock. In July 1999, the Company acquired the Hagist Ranch field, located in Duval County, Texas, for approximately $5.4 million and in November 1999 Texoil acquired the Eloi Bay field located in St. Bernard Parish, Louisiana for approximately $6.4 million. In late 1998, Texoil closed a significant acquisition including nine proved oil and gas fields for $17.1 million. In addition, during 1999, the Company made several smaller acquisitions which resulted in increased ownership and operating control in certain previously owned fields. The properties are all located in South Texas and Louisiana. These acquisitions and related remedial operations, re-engineering and development activities have produced substantial production increases in 1999, with resultant increases in proved reserve quantities, revenues, cash flows and earnings. Refer to "Item 2 -- Description of Property", for additional information. The properties were acquired as proved producing reserves with development and exploration potential. Accordingly, management believes that these properties, along with others in the Company's portfolio, may provide further opportunities to develop and discover commercial quantities of oil and gas reserves which will lead to further production increases.

  CONVERTIBLE PREFERRED STOCK OFFERING

     In November 1999, the Company closed a private placement of Series A Convertible Preferred Stock ("Preferred Stock"). Texoil issued 2,750,000 shares of Preferred Stock at $8.00 per share. Each share of Preferred Stock is convertible into two (2) shares of common stock. Net proceeds have been used to reduce bank indebtedness, repay convertible subordinated notes and for general corporate purposes. The dividend rate is 9% per annum, payable quarterly. In accordance with the terms of the Preferred Stock Agreement, at funding, holders were entitled to elect to receive dividends in additional preferred shares or in cash. Approximately 82% of such holders elected dividends payable in additional preferred shares. After December 31, 2001, the Company, in its sole discretion, may elect to pay dividends in cash rather than in additional preferred shares. The Preferred Stock may be converted into common stock, at any time at the election of the holder, but is mandatorily convertible into Class B Common Stock, after December 31, 2002, based on the achievement of certain net asset and per share values. There is no difference in the rights of common stockholders versus Class B Common stockholders, other than the right of Class B stockholders to elect certain directors. Conversion rates are subject to anti-dilution adjustments and investors have been granted certain registration rights and protective convenants. Quantum Energy Partners, L.P. ("Quantum") was the lead investor and acquired 1,875,000 shares. Quantum was not previously affiliated with the Company. Other investors include current officers, directors and shareholders of the Company, who participated on the same basis as non-affiliated investors.

  BANK CREDIT AGREEMENT

     During 1999, the Company amended its revolving credit agreement ("Credit Agreement") with Comerica Bank-Texas and First Union National Bank, which is available to finance property acquisitions, development activities and temporary working capital requirements. The Credit Agreement, as amended, provides up to $50 million in available borrowings limited by a borrowing base (as defined in the Credit Agreement), which was $45 million and $28 million at December 31, 1999 and 1998, respectively. Outstanding debt under the Credit Agreement amounted to $22.0 million and $25.5 at December 31, 1999 and 1998, respectively. The borrowing base is redetermined annually (or more frequently at the option of the Company) and is reduced over a five-year period. The Credit Agreement provides for a facility fee of 3/4% of the initial borrowing base and on any increase thereto; a commitment fee of 1/4% on the available commitment; and monthly interest payments at the lender's prime rate plus 1/2%. As an alternative to prime rate based interest, the Company arranged a London Interbank Offering Rate ("LIBOR") option at 1 3/4% to 2 1/4% over the LIBOR rate, at differing borrowing levels. The Company has granted first mortgages, assignments of production, security agreements and other encumbrances on its oil and gas properties to the lenders, as collateral, for the debt. The Credit Agreement restricts the payment of dividends, limits the amount of consolidated debt, limits the Company's ability to make certain loans and investments and requires that the Company remain in compliance with other covenants. In connection with the issuance of Preferred Stock, the Company obtained a waiver of the covenant restricting dividend payments for the fourth quarter of 1999, and for the year 2000. The Company was in compliance with all other covenants at December 31, 1999. Management intends to renegotiate the Credit Agreement in 2000, and expects amendments to include an extension of the maturity date, an increase in the total facility, changes in interest rates and fees, and changes to dividend payment restrictions, among other amendments.

BUSINESS STRATEGY

     The Company's business strategy is to achieve profitable growth through a program which includes the purchase, re-engineering and development of proved oil and gas properties as core business activities, along with its exploration and drilling program. Typically the Company has been able to acquire producing fields from major and larger independent oil and gas companies and to enhance production and lower recurring operating costs from such fields through efficient operating practices and development activities. In addition, the Company conducts an exploration program on acquired properties and separately generated prospects in Texas and Louisiana.

     During 2000, management intends to place emphasis on purchases of producing fields, as the industry consolidates and larger companies divest non-core assets. Management has set a goal of $50.0 million for acquisition and development activities over the next two years. If management is successful toward its goal, approximately 65% of its budget will be for purchases of producing properties, with the remainder allocated to re-engineering and development activities, pre-drilling exploration costs, and exploratory drilling.

Management believes its strategy will result in continued growth and a significant inventory of development and exploratory projects. The proportion of the Company's capital expenditure budget expended for each of these activities could change substantially, depending upon acquisition opportunities available to the Company and management's assessment of the risk, cost and potential return. The Company will continue to direct a portion of its capital budget and personnel to exploration activities by means of retaining direct interests and selling interests in its prospects to industry participants on a promoted basis.

     In addition to its fundamental business strategy, the Company intends to actively pursue corporate acquisitions or mergers as a means of continued growth, increasing share value or creating liquidity for its shareholders. Management believes that the industry will consolidate and that opportunities may become available to acquire corporate entities, effect business combinations, or merge with or be acquired by a larger corporation. Management intends to consider any opportunities which may become available and are beneficial to shareholders.

  CONTROLLING INTERESTS

     Texoil's strategy focuses on properties it can operate and control. Consequently, its working interest ownership of such fields is usually more than 50%. While the conduct of operations and development are governed by joint operating agreements with non-operating owners, Texoil believes that large working interests and operating control gives it the ability to directly affect field performance and development activities. In addition, as operator, Texoil receives a fee from non-operating partners. The Company also owns interests in some non-operated properties.

  ACQUISITION OF PRODUCING PROPERTIES

     As mentioned above, in the near term, management plans to further diversify the Company's operations by emphasizing the acquisition of proved properties. Particular emphasis will be placed on currently producing properties where production can be increased through re-engineering, development and exploration activities. The successful acquisition of such properties requires an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental liabilities and other factors which are beyond the Company's direct control.

  RE-ENGINEERING ACTIVITIES

     A significant part of the Company's capital expenditures are directed toward re-engineering projects designed to enhance current production, lower operating costs and potentially increase the economic life and returns associated with acquired properties. Re-engineering activities may include recompletions of existing or non-producing horizons in existing well bores, restoring shut-in or temporarily abandoned wells to production, installation of artificial lift equipment, revamping production facilities, drilling and installing salt water disposal facilities and the implementation or improvement of waterflood or other secondary recovery techniques.

  DRILLING ACTIVITIES

     The Company expects that it will continue to engage in both development and exploratory drilling operations. These activities were limited since the Merger, due to industry conditions. However, the Company has maintained a diversified inventory of exploratory and development prospects. The current portfolio includes lower-risk development and exploratory prospects, as well as exploratory prospects with higher risk, but significantly greater reserve potential. In the near term, the Company plans to retain a 10% to 25% direct working interest in each exploration prospect, plus a carried or reversionary interest, retained as part of prospect sales to industry partners. Direct participation in exploratory drilling prospects may increase in the future with increases in available cash flow and capital resources. For development drilling activities, Texoil's direct participation may be larger and in some cases as much as 100%. Drilling prospects may result from the technical evaluation of purchased properties or separate prospects generated internally or through the Company's joint venture with Bechtel Exploration Company.

  TECHNOLOGY

     The Company uses sophisticated engineering, geological and geophysical technology, including three-dimensional ("3-D") seismic technology, in its development and exploration activities. Such technology involves the application of computer workstations and software to gather and process large amounts of data, which can be used to generate sub-surface interpretations of productive or prospective reservoirs. Texoil's internal technical staff uses seismic technology, along with the comprehensive integration of subsurface control, production and other engineering data, in the conduct of comprehensive field studies intended to define development and exploration potential. Management believes such technology is particularly suited to exploration and development activities in geologically complex areas of Texas and Louisiana.

RESERVE REPLACEMENT AND GROWTH

     The Company's future performance depends upon its ability to acquire and develop or discover additional oil and gas reserves that are economically recoverable. The Company intends to continue its acquisition, development and drilling activities and expects to close additional acquisitions and drill or participate in six to eight new wells in 2000. Without successful acquisition, development and exploration activities, the Company's reserves will decline.

EMPLOYEES

     As of December 31, 1999, the Company had 48 full time employees, of which 23 are management, technical and administrative personnel and 25 are field employees. Contract personnel operate some of the Company's producing fields under the direct supervision of Company employees.

FACILITIES

     The principal offices are located at 110 Cypress Station Dr., Suite 220, Houston, Texas 77090, where the Company occupies approximately 12,333 square feet. The lease provides for gross rent of $180,614 per year and expires on August 31, 2000. The Company currently expects to renew its office lease upon expiration.

RISKS RELATING TO THE BUSINESS OF TEXOIL

  VOLATILITY OF OIL AND GAS PRICES

     The Company's financial condition, operating results, future growth, and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms may also be significantly influenced by oil and gas prices. Prices for oil and gas are subject to wide fluctuations in response to the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include:

       o  The supply and price of foreign oil and gas;

       o  The actions of the Petroleum Exporting Countries;

       o  The condition of the United States and world economy;

       o  Political stability in the Middle East and elsewhere;

       o  Weather conditions in the United States; and

       o  Governmental regulation.

     Fluctuations in oil and gas prices can also significantly impact the Company's ability to replace and increase its oil and gas reserves. Volatile oil and gas prices make it difficult to estimate the value of producing properties and predict future economic performance. Price volatility can also affect the carrying value of oil and gas properties in the Company's financial statements. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Oil and Gas Properties", and the "Notes to Consolidated Financial Statements", for additional discussion related to the impact of oil and gas prices on such carrying value.

  RECOVERY OF INVESTMENTS

     While the acquisition and development of oil and gas properties is based on engineering, geological and geophysical assessments, such data and analysis is inexact and inherently uncertain. There can be no assurance that any properties acquired by the Company will be economically produced or developed. Re-engineering operations pose the risk that anticipated benefits, which may include reserve additions, production rate improvements or lower recurring operating expenses, may not be achieved, or that actual results obtained may not be sufficient to recover investments. Drilling activities, whether exploratory or developmental, are subject to mechanical and geological risks, including the risk that no commercially productive reservoirs will be encountered. Unsuccessful acquisitions, re-engineering or drilling activities could have a material adverse effect on the Company.

  FINANCING

     Texoil has historically used debt financing for acquisitions and certain development activities. Subsequently, such debt has been reduced by cash flow and equity financing, including preferred and common equity. To date, the Company has been able to generate sufficient cash flow to service its debt and has completed equity fundings, as the Company deemed necessary. Texoil intends to finance future acquisition and development activities through cash flow, debt, divestitures of non-strategic assets, various forms of project financing and additional equity financings. Management believes adequate capital will be available to facilitate future growth. However, at present the public equity markets are limited for small oil and gas companies. Private equity, project and debt financing is available, but is very selective. In addition, management believes the costs of such capital could increase in the future. The Company believes that it can service its current levels of debt and preferred equity, even if commodity prices decrease. However, to the extent that the Company uses debt financing for future acquisition and development activities, there can be no assurance that resultant cash flows will be sufficient to service and repay such debt or that the Company will be able to refinance debt through the placement of equity securities.

  COMPETITION

     The Company encounters strong competition from major and independent companies in acquiring properties for production, operations, exploration and development. The principal competitive factors in the acquisition of such oil and gas properties include the staff and data necessary to identify, investigate and purchase such properties, and the financial resources necessary to acquire and develop such properties. Many of the Company's competitors have substantially greater resources than those of the Company.

  HEDGING ACTIVITIES

     Beginning in early 1999, Texoil entered into certain hedging transactions. The Company intends to continue such activities through price swaps, cost-less collars and other similar market-risk sensitive instruments. The Company uses such instruments for the purpose of reducing its exposure to the volatility of oil and gas prices, particularly in connection with new acquisitions, and not for speculative investment purposes. While intended to reduce the effects of oil and gas price volatility, hedging transactions may limit potential gains earned by the Company from oil and gas price increases and may expose the Company to the risk of financial loss in certain circumstances. In a typical hedge transaction, it is expected that the Company will receive, from the counterparty to the hedge, payment of the excess of the fixed price specified in the hedge contract over a floating price based on a market index, multiplied by the volume of production hedged. Conversely, if the floating price exceeds the fixed price, the Company would be required to pay the counterparty such price difference multiplied by the volume of production hedged. Unanticipated reductions in production could require the Company to make payments even when such payments are not offset by proceeds from sales of production.

  JOINT OPERATIONS WITH OTHERS

     The Company owns less than 100% of the working interest in many of its oil and gas properties. Operations on such properties are likely to be conducted jointly with other working interest owners, pursuant to a joint operating agreement, whereby a single working interest owner is designated the operator.

The Company is the operator of more than 90% of its oil and gas properties. For properties where the Company owns less than 50% of the working interest, drilling and operating decisions may not be entirely within the Company's control. If the Company disagrees with the decision of a majority of working interest owners, it may be required, among other things, to postpone the proposed activity, relinquish or farm-out its interest or it may be subject to certain non-consent penalties, as provided in the applicable operating agreement.

     Under most operating agreements, the operator is given direct and full control over all operations on the property and is obligated to conduct operations in a workman-like manner; however, the operator is usually not liable to the working interest owners for losses sustained or for liabilities incurred, except those resulting from its own gross negligence or willful misconduct. Each working interest owner is generally liable for its share of the costs of development and operation of jointly owned properties. The operator is required to pay the expenses of development and operation of the property and will invoice working interest owners for their proportionate share of such costs. In instances where the Company is a non-operating working interest owner, it may have a limited ability to exercise control over operations and the associated costs of such operations.

  MARKETING OF PRODUCTION

     The Company's oil and gas production is marketed to third parties consistent with industry practices. Typically, oil is sold at the wellhead at field posted prices or market indices, plus or minus adjustments for quality and transportation. Natural gas is usually sold under a contract at a negotiated price based upon factors normally considered in the industry, such as gas quality, distance from the well to the pipeline and liquid hydrocarbon content.

  CONTINUED GROWTH

     Cliffwood, which is the dominant wholly owned subsidiary, commenced operations in 1996. Cliffwood's rapid growth and that of Texoil since the Merger may not be indicative of future results. There can be no assurance that the Company will continue to experience growth in revenues, oil and gas reserves or production. The Company's rapid growth has placed significant demands on its management, personnel, operations and financial resources. Any future growth in oil and gas reserves, production and operations will place significant further demands on the Company. Texoil's future performance and profitability will depend in part on its ability to successfully integrate acquired properties into its operations, develop such properties, hire additional personnel and implement necessary enhancements to its management systems. Although management has substantive and successful prior experience, there can be no assurance that Texoil will continue to be successful in these efforts.

  DEPENDENCE ON KEY PERSONNEL

     The Company's performance has been and will continue to be highly dependent on Frank A. Lodzinski, Texoil's Chairman of the Board and Chief Executive Officer and on certain members of senior management including Jerry M. Crews, Francis M. Mury and Peggy C. Simpson; all being the founders of Cliffwood and shareholders of the Company. Loss of the services of any of these individuals, or other key personnel, could have an adverse effect on the Company's operations. Texoil does not maintain key-person life insurance on any of its personnel. In addition, with continued growth, Texoil will face additional competition for talented personnel. There can be no assurance that Texoil will be successful in hiring or retaining key personnel.

REGULATION

     Operations of the Company are governed by and subject to numerous Federal, state and local laws and regulations related to drilling, production and transportation of oil and gas, environmental protection and occupational and safety matters.

  ENVIRONMENTAL REGULATION

     Environmental laws and regulations may: (1) require the acquisition of a permit before drilling commences; (2) restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities; (3) prohibit or limit drilling activities on certain lands lying within wetlands or other protected areas; and (4) impose substantial liabilities for pollution resulting from past or present drilling and production operations. Moreover, changes in Federal and state environmental laws and regulations could occur and may result in more stringent and costly requirements which could have a significant impact on the operating costs of the Company. The state authorities regulating oil and gas activities have primary regulatory authority over environmental matters. In general, under various applicable environmental programs, the Company may be subject to enforcement action in the form of injunctions, cease and desist orders and administrative, civil and criminal penalties for violations of environmental laws. The Company may also be subject to liability from third parties for civil claims by affected neighbors arising out of a pollution event. Laws and regulations protecting the environment may, in certain circumstances, impose strict liability rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company which were in compliance with all applicable laws at the time such acts were performed. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company. Insofar as such laws and regulations are expanded, amended or reinterpreted, the Company is unable to predict the future cost or impact of compliance.

OPERATIONAL HAZARDS AND INSURANCE

     The Company's operations are subject to all of the risks normally incident to the production of oil and gas, including blowouts, mechanical failure, oil spills and fires, each of which could result in severe damage to or destruction of oil and gas wells, production facilities or other property, or injury to persons. The energy business is also subject to environmental hazards, such as oil spills, gas leaks, and ruptures and discharge of toxic substances or gases that could expose the Company to substantial liability due to pollution and other environmental damage. The Company maintains insurance coverage considered to be customary in the industry, either directly or through third party operators who are contractually obligated to provide insurance coverage. The Company may not, however, be fully insured against certain of these risks, either because such insurance is not available or because of high premium costs. The occurrence of a significant event that is not fully insured against could have a material adverse effect on the Company's financial position.

ITEM 2.  DESCRIPTION OF PROPERTY

     Since the Merger, management and the Company's technical staff has continued to pursue acquisitions of proved properties and development and exploration activities consistent with its business strategy.

PRODUCING PROPERTIES

     From the commencement of significant operations in 1996, the Company has acquired producing properties with the intent of enhancing production and lowering operating costs through re-engineering and development. Management believes further development opportunities and exploration potential exists in several of the fields. The following table lists fields acquired by the Company, their location, and approximate working and net revenue interest. All fields are operated by the Company, unless otherwise indicated.

                              OPERATED PROPERTIES

                                                                                   NET
                                                                WORKING          REVENUE
           1996 ACQUISITIONS                   COUNTY           INTEREST        INTEREST
                                           ---------------     ----------      -----------
TEXAS
Day Dome................................   Madison                    47%              38%
N. E. Madisonville......................   Madison                    50%              43%
Fort Stockton...........................   Pecos                      40%              32%
Goldsmith-Landreth......................   Ector                      34%              30%
New Diana...............................   Upshur                    100%              82%
           1997 ACQUISITIONS
TEXAS
Huff-McFaddin...........................   Victoria                   60%              45%
Magnet Withers..........................   Wharton                    60%              50%
Fort Stockton(1)........................   Pecos                      20%              16%
Goldsmith-Landreth(1)...................   Ector                      16%              14%
Loma Alta...............................   McMullen                   57%              43%
N. E. Madisonville......................   Madison                    71%              57%
Fall City...............................   Karnes                    100%              89%
           1998 ACQUISITIONS
TEXAS
Guerra Field............................   Webb & Duvall          51%-99%          39%-69%
Goldsmith-Landreth(1)...................   Ector                      33%              29%
Fort Stockton(1)........................   Pecos                      40%              32%
Huff-McFaddin(1)........................   Victoria                   40%              30%
Magnet Withers(1).......................   Wharton                    40%              33%
Loma Alta(1)............................   McMullen                   38%              30%
DCRC(2).................................   Duval                     100%          71%-75%
Laredo..................................   Webb & Zapata         96%-100%          68%-80%
Vaquillas Ranch.........................   Webb                   39%-40%          31%-32%
Yorktown................................   Dewitt                    100%              71%
N. Chocolate Bayou(4)...................   Brazoria                   49%              35%
S. Picoso...............................   Webb                      100%              73%
S. Kasper...............................   Dewitt                     65%              51%

LOUISIANA
Garrison Gas Unit.......................   Cameron                    75%              50%
North Crowley...........................   Acadia                 41%-60%          35%-54%
Neale...................................   Beauregard                100%              83%
           1999 ACQUISITIONS
TEXAS
Hagist Ranch............................   Duvall                    100%          75%-87%
Vaquillas Ranch(1)......................   Webb                   36%-60%          29%-48%

LOUISIANA
Eloi Bay................................   St. Bernard               100%          71%-88%
Eloi Bay (S.L. 4039)....................   St. Bernard                24%              18%
Garrison Gas Unit(1)....................   Cameron                    25%              16%

------------

(1) Incremental interests in previous acquisitions.

(2) Majority of wells are 100%, however, one at 30% W.I., 22.5% NRI.

(3) Table does not include subsequent divestitures.

(4) Non-operated.

     In addition to the operated fields listed above, the Company has acquired interests in non-operated properties located primarily in Texas, Oklahoma and Louisiana and in small operated properties located in Oklahoma and Mississippi.

EXPLORATION AND DEVELOPMENT PROSPECTS

     The Company's domestic drilling is conducted primarily on prospects located in South Louisiana, South Texas and along the Texas Gulf Coast. The Company generates its exploratory and development drilling prospects internally (through acquisitions or separately) or through a joint venture ("Joint Venture") with Bechtel Exploration Company ("Bechtel"). Some of the Company's drilling prospects are not fully leased or optioned but are in various stages of development and leasing. The Company classifies individual prospects based on their risk profile. A drilling prospect may be classified as "proved undeveloped" in accordance with rules of the Society of Petroleum Evaluation Engineers ("SPEE") and the Securities and Exchange Commission ("SEC"). Such prospects are referred to as "development prospects" and reserves may be included in "Oil & Gas Reserves" discussed below. All other drilling prospects are classified as exploratory prospects. Risks associated with exploratory drilling range from high risk "wildcat" type activities where little data exists other than seismic data indicating a structure or trap, to lower risk prospects where well control, engineering, production and other data exists, along with seismic data, to indicate the possible presence of hydrocarbons. No assurances can be given that any drilling prospect will result in commercial production.

DRILLING ACTIVITIES, RESERVES AND PRODUCTION

     The information set forth below reflects the Company's drilling activities, oil and gas reserves and production as of and for the periods indicated.

DRILLING ACTIVITIES

     During 1999 the Company participated in the drilling of one exploratory well which resulted in a dry hole. The Company did not drill nor participate in the drilling of any development wells in 1999.

OIL AND GAS RESERVES

     Presented below is information related to proved reserves as of December 31, 1999 and 1998. The Company's oil and gas reserves, estimated pre-tax future net cash flows and related discounted present value at 10% ("PV-10 Value") were independently estimated by W. D. Von Gonten & Co. in 1999 and by T. J. Smith & Company, Inc., and W. D. Von Gonten & Co., in 1998.

                                            YEAR ENDED
                                           DECEMBER 31,
                                       ---------------------
                                          1999       1998
                                       ----------  ---------
Proved developed:
     Crude oil (MBbls)...............      11,811      7,341
     Natural gas (MMcf)..............      48,337     28,643
Proved undeveloped:
     Crude oil (MBbls)...............       1,823      1,872
     Natural gas (MMcf)..............      14,617      8,916
Total proved:
     Crude oil (MBbls)...............      13,634      9,213
     Natural gas (MMcf)..............      62,954     37,559
Estimated pre-tax future net cash
  flows ($000's).....................  $  256,526  $  77,756
PV-10 Value ($000's).................  $  152,130  $  46,191

     The net reserve information listed above is an estimate, as of the dates indicated. Numerous uncertainties are inherent in estimating quantities of proved reserves. Reserve engineering is a process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and subjective judgment. The quantities of oil and gas that are ultimately recovered, production rates, realized sales prices, operating costs and the amount and timing of future development expenditures may all differ from those assumed in these estimates. Estimates of proved reserves may be modified as a result of ongoing field studies and are also subject to upward or downward revision based on future performance, drilling and mechanical considerations, among numerous other factors. Finally, reserve estimates shown above do not include certain quantities of proved undeveloped reserves associated with possible waterflood expansions, because the Company does not presently intend to commit the requisite capital to such projects.

     In accordance with SEC guidelines, estimates of future net revenues from the Company's properties and the present value thereof are made using oil and gas sales prices prevailing as of the dates of such estimates. Such prices are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. The average year-end market prices used in these estimates as of December 31, 1999, were $23.95 per barrel of oil and $2.28 per thousand cubic feet of gas, which compares to December 31, 1998 prices of $9.51 per barrel of oil and $2.14 per thousand cubic feet of gas.

PRODUCTION AND SALES

     The following table presents certain information related to oil and gas production from the Company's interest in its properties, average sales prices received and average production costs incurred during the two years ended December 31, 1999 and 1998.

                                            YEAR ENDED
                                           DECEMBER 31,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
Production:
     Oil (MBbls).....................        762        518
     Gas (MMcf)......................      4,219      1,468
     Total (MBOE)....................      1,465        763
Average Sales Price(1):
     Oil (Bbls)......................  $   16.32  $   12.29
     Gas (Mcf).......................  $    2.39  $    1.90
     Per BOE.........................  $   15.38  $   12.04
Production costs per BOE.............  $    4.64  $    5.71

------------

(1) Net of effects of hedging

     The Company's production is sold primarily to large petroleum purchasers. Due to the quality and location of its crude oil production, the Company may receive a discount or premium from index prices or "posted" prices in the area. Texoil's gas production is sold primarily to pipelines and/or gas marketers under short-term contracts at prices which are tied to the "spot" market for gas sold in the area.

     Revenues received (or receivables) from companies comprising more than 10% of the Company's total sales in each of the last two years are as follows:

                                            YEAR ENDED
                                           DECEMBER 31,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
EOTT Energy..........................         27%        10%
Calumet Lubricants Co................         14%        --
PG&E Texas Industrial................         10%        --
Phillips.............................         --         18%

PRODUCTIVE WELLS AND ACREAGE

     The following table summarizes the producing oil and gas wells in which the Company had a working interest as of December 31, 1999:

                                             OIL WELLS               GAS WELLS                 TOTAL
                                        --------------------    --------------------    --------------------
                                        GROSS(1)     NET(2)     GROSS(1)     NET(2)       GROSS        NET
                                        ---------    -------    ---------    -------    ---------    -------
Texas................................       144         138         118         113         262         251
Louisiana............................        99          79           3           2         102          81
Other................................        39          36           2          --          41          36
                                            ---      -------        ---      -------        ---      -------
     Total...........................       282         253         123         115         405         368
                                            ===      =======        ===      =======        ===      =======

------------

(1) Gross wells are the total number of wells in which the Company has a working interest.

(2) Net wells are the sum of the Company's fractional working interests in the gross wells.

     The following table shows the Company's developed and undeveloped acreage, as of December 31, 1999.

                                         GROSS       NET
                                       ---------  ---------
Developed Acreage(1).................     66,461     51,074
Undeveloped Acreage(2)...............     11,836      6,837
                                       ---------  ---------
                                          78,297     57,911
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

TITLE TO PROPERTIES

     It is customary in the oil and gas industry to make a limited review of title to undeveloped oil and gas leases at the time they are acquired. It is also customary to obtain more extensive title examinations prior to the commencement of drilling operations on undeveloped leases or prior to the acquisition of producing oil and gas properties. With respect to the future acquisition of both undeveloped and proved properties, the Company plans to conduct title examinations on such properties in a manner consistent with industry and banking practices. The Company has obtained title opinions, title reports or otherwise conducted title investigations covering substantially all of its producing properties and believes it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, overriding royalty interests, and other burdens which the Company believes do not materially interfere with the use or affect the value of such properties. Substantially all of the Company's oil and gas properties are and may continue to be mortgaged to secure borrowings under bank credit facilities (see Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operation" -- Liquidity and Capital Resources).

GLOSSARY

     The terms defined in this section are used throughout this Annual Report or are specific to the oil and gas industry.

     "BARREL OR BBL" refers to 42 U. S. gallons liquid volume and represents the basic unit for measuring crude oil or other liquid hydrocarbons.

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

     "FARM-OUTS" means an agreement whereby the owner of an oil and gas lease who does not desire to drill agrees to assign the lease, or an interest therein, to another who does desire to drill on the prospect of which the lease is a part. The obligation of the lease owner to assign the lease or interest therein is usually conditioned upon the drilling of one or more wells by the farmee and the lease owner generally retains some interest in the lease such as an overriding royalty interest, working interest, production payment, offset acreage or other type of interest.

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

     "PROSPECT" means a geographic area believed by the Company to encompass one or more subsurface features which the Company believes may be productive of oil or natural gas if drilled. In order for a prospect to be drilled, it is typically necessary for the operator of the prospect to obtain oil and gas leases covering the prospect from multiple owners of the mineral interests underlying the prospect. References in this Annual Report to "prospects" mean geographic areas of exploratory interest that may be entirely unleased or in various stages of leasing and should not be understood to imply that all oil and gas leases necessary for drilling of the prospects are owned by the operator of the prospect or the Company, as the case may be.

     "PROVED DEVELOPED RESERVES" means oil or gas reserves that are expected to be recovered from the existing wells (including reserves behind pipe). Improved recovery reserves are considered developed only after the necessary equipment has been installed, or when the costs to do so are relatively minor. Proved developed reserves may be subcategorized as producing or non-producing.

     "PROVED RESERVES" means oil or gas reserves that can be estimated with reasonable certainty to be recoverable under current economic conditions. Current economic conditions include prices and costs prevailing at the time of the estimate. Proved reserves may be developed or undeveloped. In general, reserves are considered proved if commercial producability of the reservoir is supported by actual production, formation tests and/or other reservoir engineering data.

     "PROVED UNDEVELOPED RESERVES" means oil or gas reserves that are expected to be recovered: (i) from new wells on undrilled acreage, (ii) from deepening existing wells to a different reservoir, or (iii) where a relatively large expenditure is required to (a) recomplete an existing well or (b) install production or transportation facilities for primary or improved recovery projects.

     "RECOMPLETION" refers to the completion of an existing well for production to a formation that exists behind the casing of the well or certain procedures which stimulate an existing formation to produce additional quantities of oil or gas.

     "RETAINED INTEREST" is typically an overriding royalty interest or a working interest that is retained by the party originating a prospect or project. The working interest may take several forms such as a carried working interest or other sharing arrangements whereby the originator earns an interest in production greater than its proportionate cost.

     "REVERSIONARY INTEREST" is a retained interest in a well which becomes a regular working interest at a specific time or event such as that point in time when the parties who paid for the drilling and completion of the well have recovered such costs from net production revenues.

     "SUBSURFACE CONTROL" refers to the data provided by wells previously drilled in the area of an exploratory or development prospect. Such existing subsurface data in the form of logs and cores provide a geologist with a valuable starting point in generating a prospect and serve to "control" or limit the geologist's interpretation of the subsurface strata by providing a factual starting point.

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

ITEM 3.  LEGAL PROCEEDINGS

     Texoil is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's consolidated financial condition of results of operations. A summary of such legal proceedings is as follows:

     (1) Cause No. 94-7447-278-06; Earnest H. Cannon, et al v. J. R. Parten, et al in the 278th Judicial District Court of Madison County, Texas. The Plaintiffs sued certain former mineral Lessees and an affiliated pipeline company and subsequently included Cliffwood Production Co. for breach and cancellation of certain mineral leases, mineral trespass, surface trespass, trespass damage to the mineral estate, trespass injury to the surface estate, non-payment of royalty, and to relinquish rights-of-way. Plaintiff and Cliffwood Production Co., which is a wholly-owned subsidiary of Cliffwood Oil & Gas Corp., entered into a settlement agreement; however, Plaintiff has not caused the suit to be dismissed.

     There can be no assurance that legal proceedings will be resolved in a manner favorable to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on November 8, 1999. The items of business noticed and transacted at the meeting were: (i) to elect six Directors in three separate groups for staggered terms, or until their successors are duly elected and qualified; (ii) to consider and vote upon the issuance of 2,750,000 shares of Series A Convertible Preferred Stock; (iii) to consider and vote upon Amended and Restated Articles of Incorporation restating the existing articles and providing amendments to classify the Board of Directors into Class A Directors and Class B Directors, to amend the indemnification provisions and to provide for certain other changes to the Amended and Restated Articles of Incorporation necessary as a result of the proposed issuance of Series A Convertible Preferred Stock; (iv) to approve the appointment of Arthur Andersen LLP as independent auditors of the Company for the year-ending December 31, 1999, and (v) to consider and act upon such other business as may properly be presented to the meeting or any adjournment thereof. A total of 6,555,126 shares of the Company's Common Stock, par value $.01 per share, were issued and outstanding as of October 1, 1999, the record date for determining the stockholders entitled to notice of, and the number of shares entitled to vote at the Meeting as a Class. The holders of 6,121,387 shares of common stock were represented at the Meeting in person or by proxy. These shares were voted as follows:

                                         TERM                               WITHHELD/
                                        ENDING       FOR        AGAINST      ABSTAIN
                                        ------   -----------    -------     ---------
ELECTION OF DIRECTORS:
Frank A. Lodzinski...................    2002      6,121,173      --             214
Jerry M. Crews.......................    2002      6,121,173      --             214
Michael A. Vlasic....................    2001      6,121,173      --             214
T. W. Hoehn, III.....................    2001      6,121,173      --             214
Robert E. LaJoie.....................    2000      6,121,173      --             214
Thomas A. Reiser.....................    2000      6,121,173      --             214
Issuance of Preferred Stock..........              5,303,908     12,348      805,131
Amendment of Articles of Incorporation             5,259,924     56,499      804,964
Appointment of Auditors..............              6,120,113        417          857

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table lists high and low sales prices for the years 1998, 1999 and for the first quarter of 2000 (through March 15, 2000). Historical amounts have been adjusted for a reverse stock split, effective June 25, 1999. The common stock trades publicly in the NASDAQ Small-Cap Market under the symbol "TXLI" and on the Boston Stock Exchange under the symbol "TXL".

                                              TXLI
                                           -----------
                                           HIGH    LOW
                                           ----    ---
1998
     First Quarter......................   8  1/4  5 5/8
     Second Quarter.....................   7  1/2  5 5/8
     Third Quarter......................   7  1/2  2 7/16
     Fourth Quarter.....................   7  7/8  3
1999
     First Quarter......................   6  9/16 3 3/16
     Second Quarter.....................   5  1/4  3 3/16
     Third Quarter......................   5  1/2  2 1/2
     Fourth Quarter.....................   6       3 7/8
2000
     First Quarter......................   7  1/2  4 1/4

     During 1999 the Company's Board of Directors approved certain changes to the Company's outstanding common shares which resulted in a 1-for-6 reverse stock split effective on June 25, 1999. In order to reduce the number of outstanding odd-lots, the reverse split occurred in a two-step process whereby a 1-for-600 reverse split was followed by a 100-for-1 forward split. These procedures were undertaken to enable the Company to adjust or redeem odd-lots, which will result in substantial annual administrative cost savings to the Company. The Company is now authorized to issue 25,000,000 shares of Common Stock, par value $.01, 10,000,000 shares of Preferred Stock, $.01 par value and 10,000,000 shares of Class B Common Stock, $.01 par value. All share and per share data reflected throughout this 10-KSB and in the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements have been retroactively restated to reflect the impact of the reverse stock split. As of March 15, 2000, the Company's Common Stock was held by approximately 416 holders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

     On November 10, 1999, the Company closed the private placement of Series A Convertible Preferred Stock with Quantum Energy Partners, L.P. ("Quantum"), affiliates of EnCap Investments L.L.C. ("EnCap"), the V&C Energy Limited Partnership ("V&C") and certain other individual investors. Pursuant to the Stock Purchase Agreement, Texoil issued 2,750,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") at $8.00 per share, initially convertible into two (2) shares of common stock. Net proceeds have been used to repay convertible subordinated notes, reduce bank indebtedness and for other corporate purposes. The dividend rate is 9% per annum payable in additional shares of Preferred Stock or in cash. The Preferred Stock may be converted at any time at the election of the holder and is automatically convertible, at any time after December 31, 2002, based on the achievement of certain net asset and per share values. Conversion rates are subject to anti-dilution adjustments. In addition, investors have been granted certain registration rights and protective covenants. Quantum was the lead investor and acquired 1,875,000 shares for $15.0 million. Quantum was not previously affiliated with the Company. Certain other investors include current officers, directors or shareholders of the Company, who participated on the same basis as non-affiliated investors.

     Pursuant to the terms of the Merger, the Company issued 4,270,027 shares of common stock to former Cliffwood shareholders and warrants and options to issue up 1,533,912 shares of common stock to former Cliffwood warrant and option holders in exchange for all of the outstanding shares, warrants and options of Cliffwood. This issuance was made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulations D of the Securities and Exchange Commission. Such securities were registered for transfer pursuant to Form S-3, which became effective on July 27, 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, reflected in the Index to Consolidated Financial Statements commencing on page F-1.

FORWARD-LOOKING INFORMATION

     This entire Annual Report on Form 10-KSB, and in particular this "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations", contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Annual Report and this section of this report, including, without limitation, statements regarding the Company's business strategy, plans, objectives, expectations, intent, and beliefs of management, related to current or future operations are forward-looking statements. Such statements are based on certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Annual Report are subject to a number of material risks and uncertainties including assumptions about the pricing of oil and gas, assumptions about operating costs, operations continuing as in the past or as projected by independent or Company engineers, the ability to generate and take advantage of acquisition opportunities and numerous other factors. A discussion of important factors that could cause actual results to differ materially from the Company's expectations are discussed herein under the captions "Item 1. Description of Business", "Item 2. Description of
Property", and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations". Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisioned by such forward-looking statements.

MERGER -- CHANGE IN MANAGEMENT, CONTROL AND BUSINESS STRATEGY

     As mentioned elsewhere in this Annual Report, the Company underwent a substantial change in ownership, management, voting control, assets and business strategy, as a result of a recapitalization and Merger with Cliffwood in 1997. For financial reporting purposes, the Merger was accounted for as a reverse acquisition of Texoil by Cliffwood.

GENERAL

     Texoil is an independent oil and gas company engaged in the acquisition and development of oil and gas reserves through an active and diversified program which includes purchases of reserves, re-engineering, development and exploration activities, currently focused in Texas and Louisiana. As further discussed herein, future growth in assets, earnings, cash flows and share values are dependent upon the Company's ability to acquire, discover and develop commercial quantities of oil and gas reserves that can be produced at a profit and assemble an oil and gas reserve base with a market value exceeding its acquisition, development and production costs. The price of crude oil was significantly depressed in 1998 and early 1999. Low prices adversely affected revenues and net cash flows of most companies in the industry, particularly those whose assets were concentrated in oil reserves. Furthermore, reduced cash flows adversely affected the capital budgets of major oil companies and independents. Texoil reacted promptly to these industry conditions by concentrating on operating and administrative cost reductions, acquiring additional producing assets, focusing on prospects which were readily marketable to industry and undertaking certain other corporate actions intended to offset the severe effects of such price reductions. Most of these actions already were an integral part of the Company's fundamental business strategy. As a result of its business strategy and pro-active reaction to the low price environment, the Company emerged from the low-price period with significantly increased reserves and production levels, which have led to increased revenues, cash flows and earnings. While commodity prices have rebounded, no assurance can be given that current price levels will be sustained or that such prices will continue to increase.

     Management believes that Texoil's growth during the low-price environment has improved its standing in the industry relative to its competitors, enhanced its credibility with sellers and financial institutions, favorably impacted its access to potential acquisitions, and enhanced its ability to solicit industry partners for drilling activities. Management further believes that Texoil will benefit from opportunities to acquire and develop additional reserves. The Company has identified numerous development and exploratory projects in its existing property portfolio and has further undertaken detailed field studies intended to define additional potential, if any. In addition, management believes the acquisitions market will expand as larger companies divest of "non-core" properties and smaller companies, which were over-leveraged or not positioned to withstand the significant price declines, sell assets, are liquidated or consolidate to satisfy creditors or improve shareholder value. Finally, with the expansion of corporate budgets, the Company expects to solicit industry partners for certain high-potential exploratory projects, which had previously been deferred.

     Texoil continues to implement its business strategy and to focus on capital expenditures that can result in increased production and operating cost reductions, on a per-unit basis. The current corporate strategy is merely an expansion and adaptation of the business plan which was conceived and implemented in 1996, and has resulted in significant growth to date. Following is a brief outline of management's current plans.

        1) Acquire oil and gas properties with significant producing reserves and development and exploration potential.

        2) Undertake comprehensive field studies and implement capital development programs.

        3) Continue the Company's exploration program; solicit industry partners on a promoted basis.

        4) Continue activities directed toward reducing per-unit operating and general and administrative costs on a long-term sustained basis.

        5) Actively pursue corporate acquisitions or mergers as a means of growth, increasing common share value and liquidity.

        6) Increase equity and long-term financing, as necessary, through available means, whether through direct placement of securities or in connection with corporate acquisition or merger activities.

     Due to Texoil's growth, financial resources and industry conditions, the Company intends to emphasize acquisition and development activities in the near term. Acquisition activities will continue to be directed toward proved properties with development and exploratory potential, particularly those where seismic data and prospective acreage can be acquired as part of the acquisition. Management believes the current market is conducive to the acquisition of proved properties, with seismic data and exploratory acreage, at little or no incremental cost over proved reserves. The Company will focus on exploratory projects currently in inventory, and those developed in connection with acquisitions.

     While the impact and success of corporate plans cannot be predicted with accuracy, management's goal is to replace production and further increase its reserve base at an acquisition or finding cost that will yield attractive rates of return and common share appreciation.

     In addition to its fundamental business strategy, the Company intends to actively pursue corporate acquisitions or mergers as a means of continued growth, increasing share value or creating liquidity for its shareholders. Management believes that the industry will consolidate and that opportunities may become available to acquire corporate entities, effect business combinations, or merge with or be acquired by, a larger corporation. Management intends to consider any such opportunities which may become available and are beneficial to shareholders. The primary financial considerations in the evaluation of any such potential transaction include, but are not limited to:
(1) the ability of small cap oil and gas companies to gain recognition and favor in the public markets, (2) share appreciation potential, (3) shareholder liquidity, and (4) capital formation and cost of capital to effect growth.

OIL & GAS PROPERTIES

     The Company uses the full-cost method of accounting for its investment in oil and gas properties. Under the full-cost method, all costs of acquisition, exploration and development of oil and gas reserves are capitalized separately for each cost center (generally defined as a country). Capitalized balances are referred to as the "Full-Cost Pool" and are further classified as evaluated or unevaluated. Evaluated costs are those where proved reserves have been determined or where the property has been impaired or abandoned. Such costs are subject to depletion, depreciation and amortization expense ("DD&A"). Unevaluated costs are not subject to DD&A and generally require additional geological, geophysical and/or engineering evaluation prior to management's decision to drill, develop or abandon such properties. When such properties are evaluated, capitalized costs will be transferred to an evaluated status and included in the calculation of DD&A. Depletion expense is calculated using the units of production method based on the ratio of current production to total proved recoverable oil and natural gas reserves. The units of production are applied to a cost base which includes net capitalized evaluated costs plus estimated future development and net projected abandonment costs. Under the full-cost method, a write-down of oil and gas properties must be charged to operations if net capitalized costs at the end of each quarterly reporting period exceed the estimated discounted future net revenues of proved oil and natural gas reserves, using current oil and gas prices and costs, held constant over the life of the properties, plus the lower of cost or fair value of unevaluated properties, both on an after-tax basis (the "full cost ceiling").

     Capitalized costs include payroll and related costs of technical personnel which are directly attributable to the Company's oil and gas acquisition, exploration and development activities. Amounts capitalized for the years ended December 31, 1999 and 1998 were $636,000 and $640,000, respectively. The Company capitalizes interest attributable to oil and natural gas properties which are not subject to amortization and are in the process of being evaluated. Included in unevaluated capitalized costs for the years ended December 31, 1999 and 1998, are interest costs of $421,200 and $395,000, respectively.

     At the end of 1999, the Company's full cost ceiling significantly exceeded its net capitalized costs. Net capitalized costs could exceed the full cost ceiling in future periods due to downward revisions to estimates of proved reserve quantities, declines in oil and gas prices, increases in operating costs, unsuccessful exploration and development activities, impairment of unevaluated properties or other factors which cannot be reasonably predicted by the Company. Once recorded, a write-down of oil and gas properties cannot be reversed at a later date, even if estimated reserve quantities or oil and gas prices subsequently increase. Management believes that independent reserve estimates, which represent the basis for calculating limitations on capital costs, using SEC prescribed guidelines are reasonable, under present operating conditions and circumstances. However, reserve estimates and forecasts are inherently imprecise and, therefore, subject to significant future changes.

RECENT PROPERTY ACQUISITIONS

     During 1999 the Company purchased two significant proved oil and gas fields, as well as incremental working interests in previously acquired properties. Such incremental acquisitions resulted in gaining operating control in two additional fields. In addition, in late 1998 the Company purchased nine proved oil and gas fields. The properties were all acquired as proved producing properties with anticipated future development and drilling potential. These acquisitions substantially increased production volumes and estimated quantities of proved gas and oil reserves.

RESULTS OF OPERATIONS

  TWELVE MONTHS ENDED DECEMBER 31, 1999, COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1998.

     The Company recorded a net income of $3,152,000 and net loss of $886,000 for twelve months ended December 31, 1999 and 1998, respectively. The $4.0 million increase in the Company's comparative net income results primarily from the following factors:

                                         NET AMOUNT CONTRIBUTING
                                         TO INCREASE (DECREASE)
                                              IN NET INCOME
                                        -------------------------
                                                 (000'S)
Oil and gas sales....................            $13,343
Lease operating and workover
  expenses...........................             (2,555)
Production taxes.....................             (1,286)
General and administrative
  expenses -- net....................               (566)
Depletion, depreciation and
  amortization expense ("DD&A")......             (2,017)
Writedown of oil & gas properties....              1,208
Interest expense -- net..............             (1,500)
Other income -- net..................                  5
Provision for income taxes...........             (2,594)
                                              ----------
                                                 $ 4,038
                                              ==========

     The following discussion applies to the changes shown above.

     The $13.3 million or 145% increase in net oil and gas sales is due to the increase in production volumes resulting from the acquisition and development of properties during late 1998 and 1999 and an increase in average realized prices, as shown in the table presented immediately below.

                                                          YEAR ENDED
                                         PERCENT         DECEMBER 31,
                                         INCREASE    --------------------
                                        (DECREASE)     1999       1998
                                        ----------   ---------  ---------
Gas Production (MMcf)................       187%         4,219      1,468
Oil Production (MBbls)...............        47%           762        518
Barrel of oil equivalent (MBOE)......        92%         1,465        763
Average Price Gas (per Mcf)..........        26%     $    2.39  $    1.90
Average Price Oil (per Bbl)..........        33%     $   16.32  $   12.29
Average Price per BOE................        28%     $   15.38  $   12.04

     Lease operating expenses and workover costs increased $2.6 million or 49%. On a unit-of-production, barrel of oil equivalent ("BOE") basis, costs were actually reduced 23%. The dollar increase is a result of the acquisition and development of oil and gas properties in 1999. On a BOE basis, production volumes increased 92% over the prior year. Accordingly, lease operating expenses increased primarily as a result of additional production volumes. Production taxes increased by $1,286,000 or 240% due to increased production volumes and revenues.

     General and administrative costs increased $566,000 or 39%. The percentage increase in general and administrative expenses was considerably less than the increases in production and revenues as a result of both rigorous cost-containment efforts and production increases. On a BOE basis, general and administrative expenses actually were reduced by 27% in 1999 over 1998 levels. The dollar increase is comprised primarily of increases in management, operating and administrative staffing associated with the Company's growth. The Company must attract and retain competent management, technical and administrative personnel to pursue its business strategy and fulfill its contractual obligations.

     The $2.0 million or 71% increase in DD&A expenses is due to the increase in oil and gas production volumes and capitalized balances subject to DD&A, offset by increases in estimated recoverable reserves, resulting from the acquisition and development of gas and oil properties. Gross capitalized costs included in the Full-Cost Pool and subject to DD&A were $61.4 million and $42.9 million at December 31, 1999 and 1998, respectively. In addition, estimated future development and abandonment costs associated with proved undeveloped reserves totaling $22.7 million and $14.6 million at December 31, 1999 and 1998, respectively, were included in the DD&A calculations. The ratio of current year production to total estimated proved reserves (unit of production rate) was 5.8% in 1999 as compared to 4.9% in the prior year.

     No writedown of oil and gas properties was required in 1999 because the Company's full cost ceiling exceeded net capitalized costs during the entire year. In the second quarter of 1998 the Company recorded a $1.2 million write-down of oil and gas properties, pursuant to SEC rules. Although the full-cost ceiling exceeded net capitalized costs by year-end 1998, this non-cash charge to expense could not be reversed.

     Interest expense increased by $1.5 million primarily due to higher levels of long-term debt being outstanding for the majority of 1999. Interest expense was approximately $2.5 million in 1999 and is expected to be approximately $1.7 million in 2000, as the Company has replaced some debt with preferred equity.

     The provision for income taxes increased by $2.6 million due to increased pre-tax income. The Company recorded a net deferred tax asset in 1998 of $788,000 and a net deferred tax liability of $802,000 in 1999, due to the recording of additional deferred tax liability and the usage of part of the Company's net operating loss carryovers during 1999.

IMPACT OF PROPERTY ACQUISITIONS AND DEVELOPMENT

     Management presently estimates that production volumes for the year 2000 will approximate 1.1 million Bbls and 4.5 Bcf, representing an increase of 44% and 7%, respectively, over 1999, exclusive of new acquisitions. These estimates are predicated on the results of operations for 1999, and reserve reports prepared by independent third parties. These projected increases are a direct result of acquisition and development activities. In connection with its acquisitions, the Company generally implements a capital expenditures program, which it refers to as "re-engineering activities," designed to increase production or arrest natural or mechanical production declines, as well as lower recurring expenses. Thereafter, the Company conducts detailed field studies designed to isolate development and exploration opportunities, if any. The Company has identified numerous projects in its existing property portfolio related to proved behind-pipe and undeveloped reserves and expects to define additional development and exploratory potential. Net future cash flows could be favorably affected by additional development and exploratory potential and also by further price improvement and/or reductions to per-unit operating costs. No assurance can be given, however, that the Company will be able to successfully and economically develop additional reserves.

IMPACT OF CHANGING PRICES AND COSTS

     Texoil's revenues and the carrying value of its oil and gas properties are subject to significant change due to changes in oil and gas prices. As demonstrated historically, prices are volatile and unpredictable. Oil prices declined appreciably during 1998 and early 1999, but have recently rebounded. Average realized oil prices of $16.32 per Bbl for the year-ended December 31, 1999, were 33% higher than the comparable period in 1998. Such average realized prices for the year ended December 31, 1999, were affected by low market prices in early 1999, and by certain hedging activities (see below). Average prices are expected to increase in 2000, however, should prices decrease or fail to remain at levels which will facilitate repayment of debt and reinvestment of cash flow to replace current production, the Company could experience difficulty in developing its assets and continuing its growth.

HEDGING ACTIVITIES

     The Company implemented a hedging strategy in May of 1999, in direct response to market conditions. The intent of the hedging strategy was to "lock-in" profits and cash flows greater than realized during 1998. Management expects to continue to hedge some portion of production. Management believes its hedging strategy will result in greater predictability of internally generated funds, which can be dedicated to capital development projects and corporate obligations. In general, the Company has entered into fixed price swaps for portions of its gas production through October 2000, at prices ranging from $2.16 to $2.63 per MMBtu. Monthly quantities of natural gas hedged range from 120,000 to 150,000 MMBtu. Monthly quantities of oil hedged range from 25,000 to 55,000 Bbls over the period from January 2000 through December 2000, at prices ranging from $19.23 per Bbl to $23.10 per Bbl. In addition, on March 1, 2000, the Company entered into a crude oil hedge structured on a costless collar for 25,000 barrels of oil per month for the period from March 2000 through December 2000 with a floor price of $20.50 per barrel and a ceiling price of $30.55 per barrel. Texoil does not engage in speculative trading activities and does not hedge all available or anticipated quantities. Texoil's strategy involves the following factors:

     1) Effectively manage cash flow to minimize price volatility and generate internal funds available for capital development projects and additional acquisitions.

     2) Ensure the Company's ability to fully support its exploration activities and administrative and debt service obligations.

     3) "Lock-in" growth in revenues, cash flows and profits for financial reporting purposes.

     4) Allow certain quantities to float, particularly in months with high price potential.

     Management believes that speculation and trading activities are inappropriate for the Company, but further believes appropriate management of realized prices is an integral part of managing its business strategy. Furthermore, as a growth Company actively pursuing additional acquisitions and development activities, the Company expects to realize additional production that may expose the Company to pricing upside.

ADMINISTRATIVE AND OPERATING COSTS

     Early in 1998, in an effort to mitigate the adverse effect of low oil prices, the Company accelerated its efforts to reduce operating and administrative costs and enhance cash flows. Rather than reduce technical and other personnel, the Company chose to implement a salary-reduction program and defer salary increases. With continued growth and price recovery, salaries have been restored to prior levels and the Company has expanded its office space to accommodate the personnel needed for additional acquisitions and development activities. The Company continues to focus clearly on cost-containment measures that can lower per-unit operating and administrative costs, but still result in continued growth.

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to finance its future acquisition, development and exploration activities through cash flow from operating activities, its bank credit facility, sale of non-strategic assets, various means of corporate and project finance and possibly through the issuance of additional securities. In addition, the Company intends to continue to subsidize drilling activities through the sale of participations to industry partners on a promoted basis, whereby the Company will earn working interests in reserves and production greater than its proportionate capital cost. Financing activities in 1999 resulted in a net reduction of debt in the amount of $13.5 million as follows:

                                           DECEMBER 31,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
                                            (MILLIONS)
Balances outstanding:
     Current portion of long-term
      debt...........................  $  --      $     2.6
     Long-term debt..................       22.0       22.9
     Convertible subordinated debt...     --           10.0
                                       ---------  ---------
                                       $    22.0  $    35.5
                                       =========  =========

     The Company has set a goal of $50.0 million of capital expenditures over the next two years. Accordingly, it is likely that the Company will incur additional debt in connection with acquisition activities or corporate acquisitions or mergers, if any.

  CONVERTIBLE PREFERRED STOCK OFFERING

     In November 1999, Texoil issued 2,750,000 shares of Series A Convertible Preferred Stock at $8.00 per share, convertible into two (2) shares of common stock. Preferred shareholders may elect to convert to common at any time. Alternatively, such shares are mandatorily convertible, after December 31, 2002, based on the Company achieving certain net asset and per share values. Net cash proceeds have been used to reduce bank indebtedness, repay convertible subordinated notes and for other corporate purposes. The dividend rate is 9% per annum, payable quarterly. In accordance with the terms of the Preferred Stock Agreement, at funding, holders were entitled to elect to receive dividends in additional preferred stock or in cash. Approximately 82% of such holders elected dividends payable in additional preferred shares. After December 31, 2001, the Company, in its sole discretion, may elect to pay dividends in cash rather than in additional preferred shares. In 2000 and 2001, the Company expects to issue approximately 205,000 and 224,000 shares of preferred stock, respectively. The cash dividend component is expected to be approximately $356,000 in both 2000 and 2001.

  CREDIT FACILITY

     At December 31, 1999, the Company had a $45 million borrowing base, with available borrowing capacity of $23.0 million, in accordance with its revolving Credit Agreement with its banks. The borrowing base is redetermined at least annually.

  REPAYMENT OF CONVERTIBLE SUBORDINATED NOTES

     On December 16, 1999, the Company repaid $10.0 million of Convertible Subordinated Notes, at their face value, plus accrued interest. No shares of common stock were issued and no future rights to acquire shares remain outstanding from such notes.

  CASH FLOW FROM OPERATING ACTIVITIES

     For the year ended December 31, 1999, the Company's net cash provided by operating activities was $10.6 million, up $11.1 million from the prior year. These increases are directly attributable to the increases in production resulting from acquisitions in late 1998 and 1999, development activities and the recent increases in oil and gas prices. The Company expects 1999 acquisitions and development activities to significantly increase cash provided by operating activities in 2000.

  CAPITAL EXPENDITURES

     The Company's oil and gas capital expenditures net of divestitures, for the years ended December 31, 1999 and 1998, were $18.5 million and $28.4 million, respectively. The Company expects that it will incur at least $50 million of capital expenditures within the next two years.

     Capital expenditures for 1999 were financed principally with additional bank borrowings and the proceeds of the preferred stock offering. In 1999, the Company closed two acquisitions totaling $11.8 million. In late 1998, the Company closed an acquisition of nine oil and gas fields for approximately $17.1 million. Other capital expenditures include the acquisition of incremental interests in fields previously acquired by the Company, re-engineering and development expenditures, and costs associated with the acquisition of undeveloped leases.

     As a result of the Company's growth and performance, management believes the Company has emerged from the industry downturn with stronger financial capabilities and enhanced credibility in the industry. Therefore, management believes the Company can compete successfully for new acquisition opportunities. Accordingly, the Company has directed a greater portion of its current efforts toward corporate and asset acquisitions, which are expected to include both proved and exploratory assets. Certain exploration and development projects have been deferred in favor of anticipated industry opportunities. In particular, the Company has deferred projects which are "held-by-production" in favor of projects with definitive lease expirations. The Company's business strategy has always been to shift its emphasis among acquisitions, development and exploratory activities, consistent with changes in the marketplace.

     During 2000, Texoil will incur certain capital expenditures related to its existing portfolio of properties for re-engineering facilities (surface and down-hole), restoring shut-in wells to production and recompletions. In addition, the Company expects to drill certain development wells in existing fields. The Company also expects to make additional capital expenditures during 2000 to maintain leases and complete the interpretation of 3-D seismic data associated with certain exploratory and development projects. Texoil will continue its practice of soliciting partners, on a promoted basis, for higher risk projects.

     Based solely on its existing portfolio of properties and projects, the Company presently expects to incur the following capital expenditures during 2000 and 2001:

                                            2000       2001
                                       ---------  ---------
                                            (MILLIONS)
Development of proved properties:
     Re-engineering (1)..............  $     1.7  $     1.0
     Well recompletions..............        1.0        1.3
     Drilling........................        2.0        5.7
Exploration:
     Land, geological &
      geophysical....................         .6         .5
     Drilling........................        1.2        1.5
                                       ---------  ---------
                                       $     6.5  $    10.0
                                       =========  =========

------------

(1) Includes expenditures associated with facilities, equipment, compression saltwater disposal and restoring shut-in wells to production.

     Management believes projected expenditures will result in increased production, cash flows and reserve value and will further expose the Company to potentially significant upside from exploration. Management further believes the deferral of certain projects will not result in any material losses. Should the Company be unable to acquire new properties, capital expenditures associated with existing properties could be increased.

YEAR 2000 COMPLIANCE

     The Company reviewed its computer systems and made inquiries with its financial institutions, suppliers and customers prior to year-end. As of the date of this report, there have been no business interruptions or disruptions of financial transactions or information exchanged as a result of the year 2000 rollover.

ITEM 7.  FINANCIAL STATEMENTS

     See Page F-1 for Index to Consolidated Financial Statements.

ITEM 8.  CHANGES IN REGISTRANT'S ACCOUNTANTS

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the names, ages (as of December 31, 1999) and positions of the directors and executive officers of the Company. At the last annual meeting, six directors were elected, in three groups of two directors each, for staggered terms ending in 2000, 2001 and 2002. Such directors serve until their successors are elected and qualified. In accordance with the terms of the Preferred Stock Agreement three directors were elected by Preferred Stockholders. Such directors serve until their successors are elected and qualified. All executive officers hold office until their successors are elected and qualified.

NAME                                      AGE        POSITION WITH THE COMPANY
---------------------------------------   --- ----------------------------------------
Frank A. Lodzinski (1).................   50  Chairman of the Board, President, Chief
                                              Executive Officer and Director
Jerry M. Crews (1).....................   49  Executive Vice President, Secretary and
                                              Director
T. W. Hoehn, III (2)...................   49  Director
Robert E. LaJoie (1), (2), (3).........   74  Director
Thomas Reiser (3)......................   48  Director
Michael A. Vlasic (1)..................   39  Director
S. Wil VanLoh, Jr. (1), (2), (3) (4)...   29  Director
Toby R. Neugebauer (4).................   28  Director
Jeffrey A. Jones (4)...................   44  Director

------------

(1) Member of Executive Committee

(2) Member of Audit Committee

(3) Member of Compensation Committee

(4) Elected by Preferred Shareholders

     FRANK A. LODZINSKI has been Chairman of the Board, President, Chief Executive Officer and a Director of the Company since December 31, 1997. He has been President and a Director of Cliffwood since he founded a predecessor entity and commenced operations in 1996. From January 1992 to February 1995 he served as President and a Director of Hampton Resources Corporation, a public corporation which he co-founded. From February 1995, when Hampton was sold to Bellwether Exploration Company, to February 1996, he was self-employed and was a consultant to Bellwether Exploration Company. From 1984 to 1992, Mr. Lodzinski was engaged in the oil and natural gas business through Energy Resource Associates, Inc., a closely held Texas corporation which he owned and controlled. Prior to 1984, he was employed in public accounting with Arthur Andersen LLP and in various capacities with independent oil and gas companies. He is a Certified Public Accountant and holds a BSBA degree from Wayne State University.

     JERRY M. CREWS has been an Officer and Director of the Company since December 31, 1997, and was an Officer and Director of Cliffwood since April 1996. For the preceding 12 years he was an Officer of Citation Oil & Gas Corp. and was responsible for all production operations. His experience includes acquisitions, drilling and development operations in most of the producing basins of the United States. Prior experience was with Conoco and Lear Petroleum. He is a registered Professional Engineer in the state of Texas and holds a B.S. in Petroleum Engineering from Texas A&M University.

     T. W. HOEHN, III has been a Director of the Company since 1984. He is President and General Manager of Hoehn Motors, Inc., a multi-line automobile agency located in Carlsbad, California, where he has been employed since 1975. He is a graduate of Stanford University.

     ROBERT E. LAJOIE has been a Director of the Company since December 31, 1997, and was a Director of Cliffwood since July 1996. Mr. LaJoie retired in 1977 and is a private investor with more than forty years experience in the oil and natural gas, real estate and food services industries. He is a graduate of the University of Michigan.

     THOMAS A. REISER has been a Director of the Company since December 31, 1997, and was a Director of Cliffwood since April 1996. For more than the past five years he has served as Chairman and President of Technical Risks, Inc., a private insurance brokerage firm which he founded. He is a graduate of the College of William and Mary.

     MICHAEL A. VLASIC has been a Director of the Company since December 31, 1997, and was a Director of Cliffwood since July 1996. For more than the past five years, he has been a principal with Vlasic Investments, L.L.C. He is a graduate of Brown University.

     S. WIL VANLOH, JR. has been a Director of the Company since November 1999. He is a co-founder and principal of Quantum Energy Partners, L.P. a Houston-based private equity fund focused on making corporate equity investments in North American exploration, acquisition and exploitation companies. Mr. VanLoh is also a director of Windrock Capital, Ltd., an energy investment banking firm he co-founded in 1994. He is a former investment banker with Kidder, Peabody & Co. and NCNB/NationsBank. Mr. VanLoh also currently serves on the board of directors of several private companies engaged in various oil and gas activities. He is a graduate of Texas Christian University with a degree in Finance.

     TOBY R. NEUGEBAUER has been a Director of the Company since November 1999. He is a co-founder and principal of Quantum Energy Partners, L.P., and is also a co-founder and director of Windrock Capital, Ltd. Mr. Neugebauer is a former investment banker with Kidder, Peabody & Co. and also currently serves on the board of directors of several private companies engaged in various oil and gas activities. He holds a Finance degree from New York University.

     JEFFREY A. JONES has been a Director of the Company since November 1999. He is a co-founder and principal of Quantum Energy Partners, L.P., and has been the lead geologist/geophysicist of the West Texas based energy companies Jones Company Ltd. and JHJ Exploration, Ltd. since 1978. Mr. Jones is a graduate of West Texas State University with a degree in Geology.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during 1999, and Forms 5 and amendments thereto furnished to the Company with respect to 1998, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 that failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during such year, except for the following: Robert E. LaJoie, Michael A. Vlasic and Thomas A. Reiser, all of whom had a late filing.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table reflects all forms of compensation for the years ended December 31, 1999 and 1998 for Messrs. Frank A. Lodzinski, Jerry M. Crews and Francis M. Mury.

                                                                                                LONG TERM COMPENSATION
                                                                                         -------------------------------------
                                                    ANNUAL COMPENSATION                     AWARDS       SECURITIES    PAYOUTS
                                       ----------------------------------------------    ------------    UNDERLYING    -------
                                                                         OTHER ANNUAL     RESTRICTED      OPTIONS/      LTIP
     NAME AND PRINCIPAL POSITION         YEAR      SALARY      BONUS     COMPENSATION    STOCK AWARDS     SARS(#)      PAYOUTS
-------------------------------------  ---------  ---------  ---------   ------------    ------------    ----------    -------
Frank A. Lodzinski...................       1999  $  94,000  $  35,000       --              --             --           --
  Chairman of the                           1998  $  58,500     --           --              --             --           --
  Board and Chief Executive Officer
  (1)
Jerry M. Crews.......................       1999  $  85,500  $  32,500       --              --             --           --
  Executive Vice                            1998  $  77,700                  --              --             --           --
  President (2)
Francis M. Mury......................       1999  $  87,500  $  27,500       --              --             --           --
  Executive Vice                            1998  $  82,950     --           --              --             --           --
  President (2)

                                        ALL OTHER
     NAME AND PRINCIPAL POSITION       COMPENSATION
-------------------------------------  ------------
Frank A. Lodzinski...................      --
  Chairman of the                          --
  Board and Chief Executive Officer
  (1)
Jerry M. Crews.......................      --
  Executive Vice                           --
  President (2)
Francis M. Mury......................      --
  Executive Vice                           --
  President (2)

------------

(1) As a result of the Merger, Mr. Lodzinski became Chairman of the Board, President, Chief Executive Officer and Director on December 31, 1997.

(2) As a result of the Merger, Messrs. Crews and Mury became Executive Vice Presidents on December 31, 1997.

OPTION GRANTS

     Prior to the Merger, Cliffwood Oil & Gas Corp., granted options to purchase shares of Cliffwood Class A Common Stock issued under its 1997 Stock Option Plan and Non-Employee Director Stock Option Plan. Pursuant to the terms of the Merger, these options were canceled and replaced by options to purchase Texoil Common Stock. Therefore, following the Merger, Texoil issued options to purchase 643,670 shares of common stock to former Cliffwood option holders. The following table sets forth information regarding certain options.

                                         PERCENT OF
                                            TOTAL        NUMBER OF
                                        OPTIONS/SARS       TEXOIL
                                         GRANTED TO        SHARES      EXERCISE
                                        EMPLOYEES IN     UNDERLYING     OR BASE
                                         FISCAL YEAR      OPTIONS        PRICE
                NAME                        1999          GRANTED      ($/SHARE)    EXPIRATION DATE
-------------------------------------   -------------    ----------    ---------    ---------------
Frank A. Lodzinski...................       --             112,333       $3.12      August 12, 2007
Francis M. Mury......................       --             101,100       $3.12      August 12, 2007
Jerry M. Crews.......................       --             101,100       $3.12      August 12, 2007

OPTIONS EXERCISED AND YEAR-END VALUES

     The following table sets forth information regarding certain outstanding options.

                                                NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                                     UNDERLYING                           IN-THE-MONEY
                                            UNEXERCISED OPTIONS/SARS AT                 OPTIONS/SARS AT
                                                 DECEMBER 31, 1999                     DECEMBER 31, 1999
                                          --------------------------------      --------------------------------
                NAME                      EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
-------------------------------------     ------------      --------------      ------------      --------------
Frank A. Lodzinski...................        112,333            --                $204,446            $ 0.00
Francis M. Mury......................        101,100            --                $184,002            $ 0.00
Jerry M. Crews.......................        101,100            --                $184,002            $ 0.00

EMPLOYMENT AGREEMENT

     In connection with the issuance of Series A Convertible Preferred Stock, Messrs. Lodzinski, Crews, Mury and one other officer entered into employment agreements with Texoil that generally provide for a competitive base salary and certain benefits and expense reimbursements consistent with established policies of the Company. The term of the agreements is to the earliest of (a) the first date the holders of preferred stock cease to own preferred or conversion shares,
(b) the effective date of any sale transaction (as defined by the preferred stock agreement) or (c) the resignation or termination of the employee. Should the employee resign or be terminated, such employee is contractually restricted from certain activities as provided by non-compete provisions of the employment agreement.

DIRECTOR COMPENSATION

     The Company's policy is to reimburse each director for his actual and necessary expenses reasonably incurred in connection with attending meetings of the Board and its committees. All directors have waived expense reimbursements in 1998 and 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 15, 2000, the number of shares of the Company's equity securities owned by (i) each person known by the Company (based on publicly-available filings with the Commission) to be the holder of more than five percent of its voting securities, (ii) each director and each executive officer of the Company, whose total annual salary and bonus exceeded $100,000, and (iii) all of the Company's directors and executive officers as a group. Unless otherwise indicated, each holder has sole voting and investment power with respect to the shares of capital stock owned by such holder.

                                        AMOUNT AND               AMOUNT AND
      NAME OF BENEFICIAL OWNER          NATURE OF     PERCENT    NATURE OF     PERCENT
(ADDRESS INDICATED IF NOT A DIRECTOR    BENEFICIAL      OF       BENEFICIAL      OF
           OR AN OFFICER)               OWNERSHIP      CLASS     OWNERSHIP      CLASS
-------------------------------------   ----------    -------    ----------    -------
Frank A. Lodzinski, Director,
  President and Chief Executive
  Officer............................   2,442,883(1)   31.60%      456,250      16.13%
Michael A. Vlasic, Director..........   2,318,633(2)   30.33%      456,250      16.13%
Jerry M. Crews, Director, Executive
  Vice President and Secretary.......     393,503(3)    5.82%        6,250        .22%
Robert E. LaJoie, Director...........     174,117(4)    2.61%       --           --
T. W. Hoehn, III, Director...........     103,906       1.56%       --           --
Thomas A. Reiser, Director...........      89,329(5)    1.34%        6,471        .23%
S. Wil VanLoh, Jr., Director.........   3,882,188(6)   36.86%    1,941,094      68.60%
Toby R. Neugebauer, Director.........   3,882,188(7)   36.86%    1,941,094      68.60%
Jeffrey A. Jones, Director...........   3,882,188(8)   36.86%    1,941,094      68.60%
Francis M. Mury, Executive Vice
  President..........................     211,682(17)   3.14%       --           --
All Directors and Executive Officers
  as a group (9 persons).............   7,325,691(18)  61.41%    2,410,065      85.18%
Quantum Energy Partners, L.P. .......   3,882,188(9)   36.86%    1,941,094      68.60%
  777 Walker
  2530 Two Shell Plaza
  Houston, Texas 77002
RIMCO................................     804,330(10)  12.10%       --           --
  200 East Berry Street
  Ft. Wayne, Indiana 46802
The Lincoln National Life Insurance
  Company............................     880,413(11)  12.68%       --           --
  200 East Berry Street
  Ft. Wayne, Indiana 46802
First Union Capital Partners,
  Inc. ..............................     562,604(12)   8.23%       --           --
  1001 Fannin, Suite 2255
  Houston, Texas 77002
V&C Energy Limited Partnership.......   2,290,550(13)  30.07%      456,250      16.13%
  710 Woodward
  Bloomfield Hills, Michigan 45304
Vlasic Investments, L.L.C. ..........   2,318,633(14)  30.33%       --           --
  710 Woodward
  Bloomfield Hills, Michigan 45304
Encap Investments, Inc...............   1,204,308(15)  16.26%      388,218      13.72%
  1100 Louisiana, Suite No. 3150
  Houston, Texas 77002

------------

 (1) Includes 1,321,883 shares of Common Stock, 56,167 shares of Common Stock underlying presently exercisable warrants and 456,250 purchased shares of Series A Convertible Preferred Stock beneficially owned through V&C Energy Limited Partnership ("V&C"), of which Energy Resource Associates, Inc. ("ERA"), a Texas corporation owned and controlled by Mr. Lodzinski, is a general partner. Includes 112,333 shares of Common Stock underlying presently exercisable options owned by Mr. Lodzinski. Mr. Lodzinski, through ERA, has sole voting power for all matters associated with securities held by V&C, except in connection with the disposition of all or substantially all such securities, which requires the approval of the limited partner. Mr. Lodzinski has an economic interest in a portion of such securities.

 (2) Includes 1,321,883 shares of Common Stock, 56,167 shares of Common Stock underlying presently exercisable warrants and 456,250 purchased shares of Series A Convertible Preferred Stock beneficially owned through V&C Energy Limited Partnership, of which Vlasic Investments L.L.C. ("Vlasic Investments") is the limited partner. Mr. Vlasic is the Chief Executive Manager of Vlasic Investments. Includes 28,083 shares of Common Stock underlying presently exercisable options assigned by Mr. Vlasic to Vlasic Investments. Mr. Vlasic, in his capacity as Chief Executive Manager of Vlasic Investments, has an economic interest in Texoil securities held by V&C. Mr. Vlasic does not have voting rights associated with such securities, but has certain approval rights related to the disposition of such securities.

 (3) Includes 101,100 shares of Common Stock owned by Mr. Crews, underlying presently exercisable options and 6,250 purchased shares of Series A Convertible Preferred Stock.

 (4) Includes 140,417 shares of Common Stock held by Mr. LaJoie, as General Partner to a family limited partnership, and 33,700 shares of Common Stock underlying presently exercisable options owned by Mr. LaJoie.

 (5) Includes 28,083 shares of Common Stock owned by Mr. Reiser, underlying presently exercisable options, 6,250 purchased shares of Series A Convertible Preferred Stock and 221 shares of Series A Convertible Preferred Stock paid in dividends.

 (6) Includes 1,875,000 purchased shares of Series A Convertible Preferred Stock and 66,094 shares of Series A Convertible Preferred Stock paid in dividends, beneficially owned through Quantum Energy Partners, L.P. of which Mr. VanLoh is a co-founder and principal.

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

 (7) Includes 1,875,000 purchased shares of Series A Convertible Preferred Stock and 66,094 shares of Series A Convertible Preferred Stock paid in dividends, beneficially owned through Quantum Energy Partners, L.P. of which Mr. Neugebauer is a co-founder and principal.

 (8) Includes 1,875,000 purchased shares of Series A Convertible Preferred Stock and 66,094 shares of Series A Convertible Preferred Stock paid in dividends, beneficially owned through Quantum Energy Partners, L.P. of which Mr. Jones is a co-founder and principal.

 (9) Includes 1,875,000 purchased shares of Series A Convertible Preferred Stock and 66,094 shares of Series A Convertible Preferred Stock paid in dividends.

(10) Includes 225,215 shares of Common Stock beneficially owned through RIMCO Partners, LP; 225,215 shares of Common Stock beneficially owned through RIMCO Partners, LP II; 96,521 shares of Common Stock beneficially owned through RIMCO Partners, LP III; and 257,388 shares of Common Stock beneficially owned through RIMCO Partners, LP IV.

(11) Includes 293,471 shares of Common Stock underlying presently exercisable warrants.

(12) Includes 188,158 shares of Common Stock, underlying presently exercisable warrants.

(13) Includes 1,321,883 shares of Common Stock, 56,167 shares of Common Stock underlying presently exercisable warrants and 456,250 purchased shares of Series A Convertible Preferred Stock beneficially owned through V&C Energy Limited Partnership, of which Energy Resource Associates, Inc. ("ERA"), a Texas corporation owned and controlled by Mr. Lodzinski, is a general partner. Mr. Vlasic, in his capacity as Chief Executive Manager of Vlasic Investments, has an economic interest in Texoil securities held by V&C. Mr. Vlasic does not have voting rights associated with such securities, but has certain approval rights related to the disposition of such securities.

(14) Includes 1,321,883 shares of Common Stock, 56,167 shares of Common Stock underlying presently exercisable warrants and 456,250 purchased shares of Series A Convertible Preferred Stock beneficially owned through V&C Energy Limited Partnership, of which Vlasic Investments L.L.C. ("Vlasic Investments") is the limited partner. Mr. Vlasic is the Chief Executive Manager of Vlasic Investments. Includes 28,083 shares of Common Stock underlying presently exercisable options assigned by Mr. Vlasic to Vlasic Investments. Mr. Vlasic, in his capacity as Chief Executive Manager of Vlasic Investments, has an economic interest in Texoil securities held by V&C. Mr. Vlasic does not have voting rights associated with such securities, but has certain approval rights related to the disposition of such securities.

(15) Includes 320,904 shares of Common Stock and 143,682 purchased shares of Series A Convertible Preferred Stock and 5,065 shares of Series A Convertible Preferred Stock paid in dividends, beneficially owned through EnCap Equity 1996 Limited Partnership, of which EnCap Investments, L.L.C., is the general partner. Also includes 106,968 shares of Common Stock and 93,750 purchased shares of Series A Convertible Preferred Stock and 3,304 shares of Series A Convertible Preferred Stock paid in dividends, beneficially owned through Energy Capital Investment Company PLC, for which EnCap Investments L.L.C. serves as investment advisor. In addition, includes 137,568 purchased shares of Series A Convertible Preferred Stock and 4,849 shares of Series A Convertible Preferred Stock paid in dividends, beneficially owned through El Paso Capital Investment Company, LLC.

(16) The Series A Preferred Stock is immediately convertible into Common Stock on a 2-for-1 basis. At any time after December 31, 2002, the Series A Convertible Preferred Stock is mandatorily convertible into Class B Common Stock, based on the Company's achievement of certain net asset and per share values, on a 2-for-1 basis, subject to anti-dilution adjustments.

(17) Includes 101,100 shares of Common Stock owned by Mr. Mury, underlying presently exercisable options.

(18) Includes only the number of shares held by each executive officer and director so that shares are not double counted.

     The holders of Series A Preferred Stock have certain approval rights related to: (a) a consolidation or merger of the Corporation with or into any other business entity in which the holders of the voting securities of the Corporation outstanding immediately prior to such transaction do not continue to hold more than fifty percent (50%) of the total voting securities of the surviving entity outstanding immediately after such transaction, (b) the sale or other transfer of all or substantially all of the assets of the Corporation, or
(c) the liquidation, dissolution, winding-up or reorganization of the Corporation.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     As more fully discussed elsewhere in this Annual Report, in November 1999 the Company closed a private placement of Series A Convertible Preferred Stock. Certain officers, directors and shareholders participated in the offering as follows:

     1) The V&C Energy Limited Partnership ("V&C") purchased 456,250 shares of the Series A Convertible Preferred Stock. Mr. Frank A. Lodzinski, a director and Chief Executive Officer of Texoil, is the general partner of V&C through a wholly-owned Texas corporation. Mr. Michael A. Vlasic, a director, has interests in V&C through Vlasic Investments, L.L.C.

     2) Certain affiliates of EnCap Investments, L.L.C. who are shareholders of Texoil purchased 375,000 shares of the Series A Convertible Preferred Stock.

     3) Mr. Jerry M. Crews, a director and Executive Vice President, purchased 6,250 shares of the Series A Convertible Preferred Stock.

     4) Mr. Thomas A Reiser, a director, purchased 6,250 shares of the Series A Convertible Preferred Stock.

     All investments by related parties were made on the same terms and conditions as third-party non-affiliated investors.

     In May 1998 the Company acquired certain properties from the Cliffwood Acquisition 1996 Limited Partnership, an affiliated partnership, in which the Company owned a 10% interest. Proceeds to Limited Partners were $4.5 million cash and 149,667 shares of common stock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

           3.1       -- Amended and Restated Articles of
                        Incorporation of Texoil, Inc.
                        (incorporated by reference to Exhibit
                        3.1 of Form 8-K/A dated November 15,
                        1999).
           3.2       -- Amended and Restated Bylaws of Texoil,
                        Inc. (incorporated by reference to
                        Exhibit 3.2 of Form 8-K/A dated November
                        15, 1999).
           4.1       -- Specimen certificate for shares of
                        Common Stock, par value $.01 per share
                        (filed herewith).
           4.2       -- Stock Purchase Warrant for 225,000
                        shares of Cliffwood Common Stock to
                        EnCap Equity 1996 Limited Partnership
                        (incorporated by reference to Exhibit
                        10.26 to Item 13 of Form 10-KSB dated
                        December 31, 1997).
           4.3       -- Stock Purchase Warrant for 75,000 shares
                        of Cliffwood Common Stock to Energy
                        Capital Investment Company (incorporated by reference to Exhibit 10.27 to Item 13 of Form 10-KSB dated December 31, 1997).
           4.4       -- Stock Purchase Warrant for 50,000 shares
                        of Cliffwood Class A Common Stock to V&C
                        Energy Limited (incorporated by
                        reference to Exhibit 10.29 to Item 13 of Form 10-KSB dated December 31, 1997).
           4.5       -- Common stock and Warrant Purchase
                        Agreement between Cliffwood Oil & Gas
                        Corp., and First Union Capital Partners,
                        Inc., dated as of May 30, 1997
                        (incorporated by reference to Exhibit
                        10.30 to Item 13 of Form 10-KSB dated
                        December 31, 1997).
           4.6       -- Stock Purchase Warrant for 167,500
                        shares of Cliffwood Class B Common Stock to First Union Capital Partners, Inc., (incorporated by reference to Exhibit
                        10.31 to Item 13 of Form 10-KSB dated
                        December 31, 1997).
           4.7       -- Registration Rights Agreement dated May
                        4, 1998, by and among Texoil, Inc.,
                        EnCap Equity 1996 Limited Partnership
                        and Energy Capital Investment Company
                        PLC (incorporated by reference to
                        Exhibit 2.3 filed with Form 8-K on May
                        12, 1998).
           4.8       -- Common stock and Warrant Purchase
                        Agreement between Cliffwood Oil & Gas
                        Corp., and Belleview 1992 Income Fund
                        L.P. dated as of August 4, 1997 (in-
                        corporated by reference to Exhibit 10.20 with Form 10-KSB filed on April 8,
                        1998).
           4.9       -- Common stock and Warrant Purchase
                        Agreement between Cliffwood Oil & Gas
                        Corp., and First Union Capital Partners,
                        Inc., dated as of May 30, 1997
                        (incorporated by reference to Exhibit
                        10.30 with Form 10-KSB filed on April 8,
                        1998).
           4.10      -- 1994 Stock Option Plan, dated July 25,
                        1994 (incorporated by reference to
                        Exhibit 10.5 to Item 13 of Form 10-KSB
                        dated December 31, 1997).
           4.11      -- Non-Qualified Stock Option Agreement,
                        dated July 26, 1994, between Texoil,
                        Inc. and Ruben Medrano (incorporated by
                        reference to Exhibit 10.7 to Item 13 of
                        Form 10-KSB dated December 31, 1997).

           4.12      -- Non-Qualified Stock Option Agreement
                        dated May 2, 1996, between Texoil, Inc.
                        and Ruben Medrano (incorporated by
                        reference to Exhibit 10.20 to Form
                        10-KSB filed on March 31, 1997).
           4.13      -- Non-Qualified Stock Option Agreement
                        dated June 20, 1996, between Texoil,
                        Inc. and William F. Seagle (incorporated by reference to Exhibit 10.21 to Form 10-KSB filed on March 31, 1997).
           4.14      -- Stock Purchase Warrant for 13,750 shares
                        of Cliffwood Class A Common Stock to
                        Michael J. Foy (incorporated by
                        reference to Exhibit 10.21 to Item 13 of Form 10-KSB dated December 31, 1997).
           4.15      -- Stock Purchase Warrant for 261,250
                        shares of Cliffwood Class A Common Stock to Lincoln National Life Insurance Company (incorporated by reference to
                        Exhibit 10.22 to Item 13 of Form 10-KSB
                        dated December 31, 1997).
           4.16      -- Cliffwood Oil & Gas Corp., 1997 Stock
                        Option Plan (incorporated by reference
                        to Exhibit 10.34 to Item 13 of Form
                        10-KSB dated December 31, 1997).
           4.17      -- Form of Incentive Stock Option Plan
                        Agreement (incorporated by reference to
                        Exhibit 10.35 to Item 13 of Form 10-KSB
                        dated December 31, 1997).
           4.18      -- Cliffwood Oil & Gas Corp., 1997
                        Non-Employee Director Stock Option Plan
                        (incorporated by reference to Exhibit
                        10.36 to Item 13 of Form 10-KSB dated
                        December 31, 1997).
           4.19      -- Form of Non-Employee Director Stock
                        Option Agreements (incorporated by
                        reference to Exhibit 10.37 to Item 13 of Form 10-KSB dated December 31, 1997).
          10.1       -- May 1998 Agreement in Respect of
                        Agreement of Limited Partnership dated
                        May 4, 1998, by and among Cliffwood Oil
                        & Gas Corp., EnCap Equity 1996 Limited
                        Partnership and Energy Capital
                        Investment Company PLC (incorporated by
                        reference to Exhibit 2.2 filed with Form
                        8-K on May 12, 1998).
          10.2       -- First Amended and Restated Agreement of
                        Limited Partnership dated May 4, 1998,
                        by and among Cliffwood Oil & Gas Corp.,
                        EnCap Equity 1996 Limited Partnership
                        and Energy Capital Investment Company
                        PLC (incorporated by reference to
                        Exhibit 2.5 filed with Form 8-K on May
                        12, 1998).
          10.3       -- Standard Office Building Lease
                        Agreement, dated January 14, 1997,
                        between Radler Enterprises Texas, Inc.,
                        and Cliffwood Oil & Gas Corp.
                        (incorporated by reference to Exhibit
                        10.17 to Item 13 of Form 10-KSB dated
                        December 31, 1997).
          10.4       -- First Amendment of Standard Office
                        Building Lease Agreement, dated January
                        14, 1997, between Radler Enterprises
                        Texas, Inc., and Cliffwood Oil & Gas
                        Corp. (incorporated by reference to
                        Exhibit 10.18 to Item 13 of Form 10-KSB
                        dated December 31, 1997).
          10.5       -- Second Amendment to Standard Office
                        Building Lease Agreement dated January
                        14, 1997, between Cliffwood Oil & Gas
                        Corp., and Radler Enterprises (filed
                        herewith).
          10.6       -- Third Amendment to Standard Office
                        Building Lease Agreement dated January
                        14, 1997, between Cliffwood Oil & Gas
                        Corp., and Radler Enterprises Texas,
                        Inc. (filed herewith).
          10.7       -- Fourth Amendment to Standard Office
                        Building Lease Agreement dated January
                        14, 1997, between Cliffwood Oil & Gas
                        Corp., and Radler Enterprises Texas,
                        Inc. (filed herewith).
          10.8       -- Co-Sale Agreement dated May 4, 1998, by
                        and among Cliffwood Oil & Gas Corp.,
                        Cliffwood Acquisition 1998 Limited
                        Partnership, EnCap Equity 1996 Limited
                        Partnership and Energy Capital
                        Investment Company PLC (incorporated by
                        reference to Exhibit 2.6 within Form 8-KP on May 12, 1998).
          10.9       -- Agreement of Limited Partnership for
                        Cliffwood Acquisition -- 1996 Limited
                        Partnership, dated September 27, 1996
                        (incorporated by reference to Exhibit
                        10.23 to Item 13 of Form 10-KSB dated
                        December 31, 1997).
          10.10      -- Letter Agreement, dated July 21, 1997,
                        between Cliffwood Oil & Gas Corp., and
                        Energy Resource Associates, Inc., as
                        general partner of V&C Energy Limited
                        Partnership (incorporated by reference
                        to Exhibit 10.28 to Item 13 of Form
                        10-KSB dated December 31, 1997).

          10.11      -- Agreement by and among Cliffwood
                        Exploration Company, Cliffwood
                        Production Co., Bechtel Exploration
                        Company and Blue Moon Exploration
                        Company, dated as of June 30, 1997
                        (incorporated by reference to Exhibit
                        10.32 to Item 13 of Form 10-KSB dated
                        December 31, 1997).
          10.12      -- Executive Employment Agreement, dated as
                        of November 10, 1999, by and among
                        Texoil, Inc. and Frank A. Lodzinski
                        (filed herewith).
          10.13      -- Executive Employment Agreement, dated as
                        of November 10, 1999, by and among
                        Texoil, Inc. and Jerry M. Crews (filed
                        herewith).
          10.14      -- Executive Employment Agreement, dated as
                        of November 10, 1999, by and among
                        Texoil, Inc. and Francis M. Mury (filed
                        herewith).
          10.15      -- Executive Employment Agreement, dated as
                        of November 10, 1999, by and among
                        Texoil, Inc. and Peggy C. Simpson (filed herewith).
          10.16      -- Seventh Amendment to Amended and
                        Restated Credit Agreement dated as of
                        June 30, 1999, by and among Cliffwood
                        Oil & Gas Corp., Cliffwood Energy
                        Company, Cliffwood Production Co.,
                        Comerica Bank-Texas, or Agent, et al
                        (filed herewith).
          10.17      -- Eighth Amendment to Amended and Restated
                        Credit Agreement dated as of July 30,
                        1999, by and among Cliffwood Oil & Gas
                        Corp., Cliffwood Energy Company,
                        Cliffwood Production Co., Comerica
                        Bank-Texas, or Agent, et al (filed
                        herewith).
          10.18      -- Ninth Amendment to Amended and Restated
                        Credit Agreement dated as of October 29,
                        1999, by and among Cliffwood Oil & Gas
                        Corp., Cliffwood Energy Company,
                        Cliffwood Production Co., Comerica
                        Bank-Texas, or Agent, et al (filed
                        herewith).
          10.19      -- Tenth Amendment to Amended and Restated
                        Credit Agreement dated as of December
                        29, 1999, by and among Cliffwood Oil &
                        Gas Corp., Cliffwood Energy Company,
                        Cliffwood Production Co., Comerica
                        Bank-Texas, or Agent, et al (filed
                        herewith).
          21.1       -- Following are the Company subsidiaries:

                                          OTHER NAME UNDER WHICH           JURISDICTION OF
NAME OF SUBSIDIARY                     SUBSIDIARY CONDUCTS BUSINESS   INCORPORATION/ORGANIZATION
-------------------------------------  ----------------------------   --------------------------
Cliffwood Oil & Gas Corp.............              None                     Texas
Cliffwood Production Co..............              None                     Texas
Cliffwood Exploration
  Company............................              None                     Texas
Cliffwood Acquisition -- 1998 Limited
  Partnership........................              None                     Texas
Cliffwood-Blue Moon Joint Venture,
  Inc................................              None                     Texas
Texoil Company.......................              None                   Tennessee

          27.1       -- Financial Data Schedule (filed
                        herewith).

(B)  REPORTS ON FORM 8-K

     -- A report on Form 8-K reporting on the Preferred Stock Purchase Agreement relating to the issuance of Series A Convertible Stock filed October 13, 1999.

     -- A report on Form 8-K reporting on the revision of certain documents associated with the Preferred Stock Purchase Agreement filed October 22, 1999.

     -- A report on Form 8-K reporting Amended and Restated Articles of Incorporation and Amended and Restated Bylaws was filed on November 12, 1999.

     -- A report on Form 8-K/A reporting Amended and Restated Articles of Incorporation and Amended and Restated Bylaws was filed on November 15, 1999.

     -- A report on Form 8-K reporting the acquisition of producing properties was filed on November 15, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TEXOIL, INC.
                                                /s/  FRANK A. LODZINSKI

                                                    FRANK A. LODZINSKI
     Date: March 27, 2000                               PRESIDENT

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                       TITLE(S)                       DATE
------------------------------------------------------  -------------------------------------   ---------------
                /s/FRANK A. LODZINSKI                   President, Chief Executive              March 27, 2000
                  FRANK A. LODZINSKI                    Officer, Chairman of The Board
                                                        and Director
                  /s/JERRY M. CREWS                     Executive Vice President,               March 27, 2000
                    JERRY M. CREWS                      Secretary and Director
                 /s/T. W. HOEHN, III                    Director                                March 27, 2000
                   T. W. HOEHN, III
                 /s/ROBERT E. LAJOIE                    Director                                March 27, 2000
                   ROBERT E. LAJOIE
                 /s/THOMAS A. REISER                    Director                                March 27, 2000
                   THOMAS A. REISER
                 /s/MICHAEL A. VLASIC                   Director                                March 27, 2000
                  MICHAEL A. VLASIC
                /s/S. WIL VANLOH, JR.                   Director                                March 27, 2000
                  S. WIL VANLOH, JR.
                /s/TOBY R. NEUGEBAUER                   Director                                March 27, 2000
                  TOBY R. NEUGEBAUER
                 /s/JEFFREY A. JONES                    Director                                March 27, 2000
                   JEFFREY A. JONES

                                  TEXOIL, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           -----
Report of Independent Public Accountants................................... F-2
Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998.. F-3 Consolidated Statements of Income for the years ended December 31, 1999 and 1998................................................................. F-4
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1999 and 1998............................................... F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998................................................................. F-6
Notes to Consolidated Financial Statements................................. F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Texoil, Inc.:

     We have audited the accompanying consolidated balance sheets of Texoil, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texoil, Inc., and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Houston, Texas
March 3, 2000

                                  TEXOIL, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                         1999       1998
                                       ---------  ---------
Assets
Current Assets
     Cash and cash equivalents.......  $   1,223  $     423
     Accounts receivable and other...      6,252      4,045
     Drilling advances...............     --            368
     Other current assets............        367         74
                                       ---------  ---------
          Total current assets.......      7,842      4,910
                                       ---------  ---------
Property, plant and equipment, at
  cost:
     Oil and natural gas properties
      (full-cost method)
          Evaluated properties.......     61,441     43,209
          Unevaluated properties.....      5,021      6,479
     Office and other equipment......        883        637
                                       ---------  ---------
                                          67,345     50,325
Less -- accumulated depreciation,
  depletion and amortization.........    (10,119)    (5,382)
                                       ---------  ---------
Net property, plant and equipment....     57,226     44,943
                                       ---------  ---------
Other assets, net....................        191        449
Deferred tax asset...................     --            788
                                       ---------  ---------
          Total assets...............  $  65,259  $  51,090
                                       =========  =========
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued
      liabilities....................  $   4,967  $   2,791
     Current portion -- long-term
      debt...........................     --          2,633
     Revenue royalties payable.......      2,798      1,497
                                       ---------  ---------
          Total current liabilities..      7,765      6,921
                                       ---------  ---------
Long-term debt.......................     22,000     22,867
Convertible subordinated notes.......     --         10,000
Deferred tax liability...............        802     --
Commitments and contingencies (Note
  10)................................     --         --
Stockholders' equity:
     Series A Preferred Stock -- 9%
      cumulative, $.01 par value and
      liquidation preference of $8.00
      per share, 10,000,000 shares
      authorized; 2,778,687
       and none issued and
      outstanding at December 31,
      1999 and 1998, respectively....         28     --
     Common Stock -- $.01 par value;
      25,000,000 shares authorized;
      6,555,126 issued and
      outstanding at December 31,
      1999 and 1998, respectively....         66         66
     Class B Common Stock -- $.01 par
      value, 10,000,000 shares
      authorized and none issued and
      outstanding at December 31,
      1999 and 1998, respectively....     --         --
Additional paid-in capital...........     31,606     11,116
Retained earnings....................      2,992        120
                                       ---------  ---------
     Total stockholders' equity......     34,692     11,302
                                       ---------  ---------
     Total liabilities and
      stockholders' equity...........  $  65,259  $  51,090
                                       =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                           1999          1998
                                       ------------  ------------
Revenues
     Oil and gas sales...............  $     22,533  $      9,190
     Operator and management fees....           995           890
     Interest and other..............           176           276
                                       ------------  ------------
          Total revenues.............        23,704        10,356
                                       ------------  ------------
Costs and Expenses
     Lease operating.................         7,624         5,118
     Workover........................           178           129
     Production taxes................         1,821           535
     General and administrative......         2,000         1,434
     Depreciation, depletion and
      amortization...................         4,856         2,839
     Writedown of oil and gas
      properties.....................       --              1,208
     Interest, net...................         2,482           982
                                       ------------  ------------
          Total costs and expenses...        18,961        12,245
                                       ------------  ------------
Income (loss) before income taxes....         4,743        (1,889)
Deferred income tax benefit
  (provision)........................        (1,591)        1,003
                                       ------------  ------------
Net income (loss)....................         3,152          (886)
Preferred stock dividends............          (280)      --
                                       ------------  ------------
Net income (loss) available to common
  shareholders.......................  $      2,872  $       (886)
                                       ============  ============
Basic net income (loss) per share....  $        .44  $       (.14)
                                       ============  ============
Basic weighted average shares........     6,555,126     6,402,162
                                       ============  ============
Diluted net income (loss) per
  share..............................  $        .41  $       (.14)
                                       ============  ============
Diluted weighted average shares......     7,754,866     6,402,162
                                       ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                            CLASS A             SERIES A        ADDITIONAL
                                          COMMON STOCK      PREFERRED STOCK      PAID-IN      RETAINED
                                        SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL      EARNINGS      TOTAL
                                        ------    ------    ------    ------    ----------    ---------    -------
Balance at December 31, 1997.........    6,098    $  61       --      $--        $ 10,350      $ 1,006     $11,417
Issuance of Shares...................      457        5                --             766                      771
Net Income (loss)....................     --       --         --       --          --             (886)       (886)
                                        ------    ------    ------    ------    ----------    ---------    -------
Balance at December 31, 1998.........    6,555    $  66       --      $--        $ 11,116          120     $11,302
Issuance of Shares...................     --       --        2,750       28        20,260        --         20,288
Stock Dividends......................     --       --           29     --             230         (230)      --
Cash Dividends.......................     --       --         --       --          --              (50)        (50)
Net Income (loss)....................     --       --         --       --          --            3,152       3,152
                                        ------    ------    ------    ------    ----------    ---------    -------
Balance at December 31, 1999.........    6,555    $  66      2,779    $  28      $ 31,606      $ 2,992     $34,692
                                        ======    ======    ======    ======    ==========    =========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                          1999        1998
                                       ----------  ----------
Cash flows from operating activities:
Net income (loss)....................  $    3,152  $     (886)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
     Depreciation, depletion and
      amortization...................       4,856       2,839
     Writedown of oil and gas
      properties.....................      --           1,208
     Deferred income tax provision
      (benefit)......................       1,591      (1,003)
     Accounts receivable and other...      (2,207)       (601)
     Accounts receivable -- related
      party..........................      --              60
     Other assets, net...............        (155)       (307)
     Accounts payable and accrued
      liabilities....................       2,068      (1,416)
     Revenue royalties payable.......       1,301        (390)
                                       ----------  ----------
          Net cash provided (used in)
             by operating
             activities..............      10,606        (496)
                                       ----------  ----------
Cash flows from investing activities:
     Additions to oil and gas
      properties.....................     (18,507)    (28,369)
     Sales of oil and gas
      properties.....................       2,159      --
     Office and other equipment......        (246)       (213)
                                       ----------  ----------
          Net cash used in investing
             activities..............     (16,594)    (28,582)
                                       ----------  ----------
Cash flows from financing activities:
     Proceeds from issuance of
      preferred stock................      20,288      --
     Proceeds from long-term debt and
      other..........................       5,400      25,450
     Repayments of long-term debt....      (8,900)         (8)
     Repayment of subordinated
      notes..........................     (10,000)     --
                                       ----------  ----------
          Net cash provided by
             financing activities....       6,788      25,442
                                       ----------  ----------
Net increase (decrease) in cash and
  cash equivalents...................         800      (3,636)
Cash and cash equivalents --
  beginning of period................         423       4,059
                                       ----------  ----------
Cash and cash equivalents -- end of
  period.............................  $    1,223  $      423
                                       ==========  ==========
Supplemental disclosure of cash flow
  information:
     Interest paid in cash...........  $    2,920  $    1,084
                                       ==========  ==========
     Oil and gas properties purchased
      by issuance of Common Stock....  $   --      $      771
                                       ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

  BUSINESS COMBINATION

     On December 31, 1997, pursuant to the terms of a definitive plan of merger ("Merger Agreement" or "Merger") and a new financing arrangement, Texoil, Inc. ("Texoil" or the "Company"), a Nevada corporation, formed a wholly owned subsidiary, Texoil Acquisition, Inc., which acquired all of the outstanding common shares of Cliffwood Oil & Gas Corp. ("Cliffwood"), a Texas corporation. As a result of the Merger, the former stockholders of Cliffwood acquired 70% of Texoil's outstanding Common Stock and thus voting control. Accordingly, for financial reporting purposes, the Merger was accounted for as a reverse acquisition of Texoil by Cliffwood. Because the former Cliffwood stockholders controlled 70% of the outstanding common stock of Texoil, Cliffwood is treated as the accounting acquiror, while Texoil is the legal acquiror. The acquired Texoil assets ("Texoil Net Assets") were recorded at fair value using the purchase method of accounting, as required by generally accepted accounting principles. Such assets consisted of cash, oil and gas properties, certain mineral leases, options and three-dimensional ("3-D") seismic data with a fair value of approximately $3.1 million.

  BASIS OF PRESENTATION

     ORGANIZATION: Texoil operates a single business segment involved in the acquisition, development and production of, and exploration for, crude oil, natural gas and related products primarily in Texas, Louisiana and Oklahoma. The accompanying consolidated financial statements include the historical accounts of Texoil and its wholly-owned subsidiaries, Cliffwood, Cliffwood Production Co., Cliffwood Exploration Company and Texoil Company as of and for the years ended December 31, 1999 and 1998.

  REVERSE STOCK SPLIT

     In June 1999, the Company's Board of Directors approved certain changes to the Company's outstanding common shares intended to result in approximately a 1-for-6 reverse stock split. In order to reduce the number of outstanding odd lots, the reverse split occurred in a two-step process whereby a 1-for-600 reverse split was followed by a 100-for-1 forward split. Management believed the process allowed the Company to: (1) more favorably position its stock price and number of outstanding shares in the marketplace in relation to its peer group,
(2) adjust or redeem odd-lots, resulting in an administrative cost savings, and
(3) comply with listing requirements. The time period to redeem fractional shares expired on December 31,1999. The Company is now authorized to issue 25,000,000 shares of common stock, par value $.01, 10,000,000 shares of preferred stock, $.01 par value and 10,000,000 shares of Class B Common stock, par value $.01. As of December 31, 1999, 6,555,126 shares of common stock are issued and outstanding. All issued and outstanding shares and per share data reflected in the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements have been retroactively restated to reflect the reverse stock split.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

  PRIOR YEAR RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current presentation.

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consists of all demand deposits and funds invested in highly liquid instruments with an original maturity of three months or less.

  OIL AND NATURAL GAS PROPERTIES

     The Company follows the full-cost method of accounting whereby all costs associated with property acquisition, exploration and development activities are capitalized. Included in capitalized costs for 1999 and 1998 are $636,000 and $640,000, respectively, of payroll and related costs of technical personnel, which are directly attributable to exploration and development activities. Costs associated with evaluated properties and estimated future development and abandonment costs are amortized using the units-of-production method based on petroleum engineers' estimates of unrecovered proved oil and natural gas reserves. The costs of unevaluated properties are excluded from amortization until they are evaluated. Interest is capitalized on oil and natural gas properties which are not subject to amortization and are in the process of being evaluated. Included in capitalized costs for 1999 and 1998 are interest costs of $421,200 and $395,000, respectively. Proceeds from the sale of properties are accounted for as reductions to capitalized costs unless such sales result in a significant change in the relationship between capitalized costs and proved reserves, in which case gain or loss is recognized.

     Impairment of capitalized costs of oil and gas properties is assessed for each cost center, determined on a country-by-country basis. The Company's only active cost center since inception has been the United States of America. To the extent that capitalized costs of oil and gas properties, net of accumulated depletion, depreciation, and amortization and related deferred income taxes, exceed the discounted future net revenues of estimated proved oil and gas reserves plus the lower of cost or fair value of unevaluated properties, net of income tax effects, such excess is charged to operations as an impairment of oil and gas properties. A write-down of $1.2 million was recorded in the second quarter of 1998 and is reflected in the 1998 consolidated statement of income.

  OFFICE AND OTHER PROPERTY

     Acquisitions and improvements of office and other property are capitalized; maintenance and repairs are expensed. Depreciation deductions are calculated using the straight-line method over the assets' estimated useful lives of five years.

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per common share is computed based on the weighted average shares of common stock outstanding. Net income (loss) per share computations to reconcile basic and diluted net income (loss) for the years 1999 and 1998 consist of the following (in thousands except per share data):

                                              YEAR ENDED
                                              DECEMBER 31,
                                          --------------------
                                            1999       1998
                                          ---------  ---------
Net income (loss) available for
  common................................  $   2,872  $    (886)
Basic weighted average shares...........      6,555      6,402
Effect of dilutive securities(1):
     Warrants...........................         74     --
     Options............................        200     --
     Convertible preferred stock........        926     --
Diluted weighted average shares.........      7,755      6,402
Per common share net income (loss):
     Basic..............................  $     .44  $    (.14)
     Diluted............................  $     .41  $    (.14)

------------

(1) A weighted average year-to-date number of options to purchase 58,332 shares of common stock were outstanding during 1999 but were not included in the computation of the diluted per share income from continuing operations because the options' exercise prices were greater than the average market price of the common shares. Warrants to purchase 300,000 shares of common stock expired in May of 1999. A weighted average year-to-date number of options to purchase 766,631 shares of common stock and warrants to purchase 853,242 shares of common stock were outstanding during 1998, but were not included in the computation of diluted per share income (loss) from continuing operations because these options and warrants would result in an anti-dilutive per share amount.

  STOCK-BASED COMPENSATION

     The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Reference is made to Note 6, "Stock Options, Performance Awards and Stock Warrants", for a summary of the pro forma effects of SFAS No. 123, "Accounting for Stock Based Compensation" on the Company's results of operations for 1999 and 1998.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, accounts receivable and payable and revenue royalties payable are estimated to approximate their fair values due to the short maturities of these instruments. The Company's long-term debt obligations bear interest at floating market rates, so carrying amounts and fair values are approximately the same.

  INCOME TAXES

     The Company provides for deferred income taxes using the asset and liability method, under which a deferred income tax liability or asset is recognized by applying the enacted statutory rates to differences between the financial reporting basis and the tax basis of assets and liabilities. The effect on deferred income taxes of a change in tax laws or tax rates is recognized during the period of enactment.

  OTHER COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 during 1998, but did not incur any items of other comprehensive income in 1999 or 1998.

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the gains and losses on derivatives to offset related results on the hedged item either in the income statement or in the statement of stockholders' equity, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The statement is effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the new standard but has not yet determined the impact it will have on its financial position and results of operations.

NOTE 2:  UNAUDITED PRO FORMA FINANCIAL INFORMATION

  THE SONAT ACQUISITION

     On October 30, 1998, the Company closed on a significant acquisition of oil and gas properties in South Texas and Louisiana from Sonat Exploration Company ("Sonat") at a purchase price of approximately $17.1 million, net of post-closing adjustments. The acquisition was accounted for using the purchase method of accounting, with substantially all of the costs being allocated to oil and gas properties. The activities of the acquired Sonat properties were included in results of operations beginning November 1, 1998.

     Selected unaudited results of operations on a pro forma basis giving effect to the acquisition as if it took place on January 1, 1998, are as follows (in thousands, except per share data):

                                           YEAR ENDED
                                        DECEMBER 31, 1998
                                        -----------------
Revenues.............................        $20,093
                                        =================
Net income...........................        $   871
                                        =================
Basic income per share...............        $   .14
                                        =================
Basic weighted average shares
  outstanding........................        $ 6,402
                                        =================
Diluted income per share.............        $   .12
                                        =================
Diluted weighted average shares
  outstanding........................          7,006
                                        =================

     Adjustments reflected in the historical results to estimate the above pro forma results of operations for the year-ended December 31, 1998, include adjustments to (1) increase operator fees pursuant to operating agreements associated with acquired properties, (2) recalculate depreciation, depletion and amortization based upon combined historical production, reserves and cost basis,
(3) reflect interest expense for

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

borrowings under the increased and amended credit facility at an estimated average annual interest rate of 8% and (4) adjust income tax expense as a result of the acquisition. The unaudited pro forma amounts do not purport to represent what the results of operations would have been had the acquisition of the Sonat properties occurred on such date, or to project the Company's results of operations for any future period.

NOTE 3:  CREDIT AGREEMENT

     The Company is a party to a revolving credit agreement ("Credit Agreement") with certain banks to finance property acquisitions and for temporary working capital requirements. The Credit Agreement, as amended, provides up to $50 million in available borrowings limited by a borrowing base (as defined in the Credit Agreement) which was $45 million and $28 million at December 31, 1999 and 1998, respectively. As of December 31, 1999 and 1998, borrowings outstanding under the Credit Agreement were $22.0 million and $25.5 million, respectively. The borrowing base is redetermined annually by the bank pursuant to the Credit Agreement (or more frequently at the option of the Company) and is reduced over a five-year period on a straight-line basis.

     The Credit Agreement provides for a facility fee of 3/4% of the initial borrowing base and on any increases thereto; a quarterly commitment fee of 1/4% on the available commitment; and monthly interest payments at the lender's prime rate plus 1/2%. As part of amendments to the Credit Agreement, the Company arranged a London Interbank Offering Rate ("LIBOR") option at 1 3/4-2 1/4% over the LIBOR rate, at differing borrowing levels.

     The average interest rate paid to the lender was 7.8% in 1999 and 8.0% in 1998. The Company has granted first mortgages, assignments of production, security agreements and other encumbrances on its oil and gas properties to the lender, as collateral, pursuant to the Credit Agreement.

     Under the terms of the Credit Agreement, up to $500,000 is available under the borrowing base for the issuance of letters of credit. At December 31, 1999 and 1998, $47,086 and $115,455, respectively, was reserved for the issuance of letters of credit. Estimated maturities of long-term debt, assuming the present borrowing base is unchanged, as of December 31, 1999, are $0 million in 2000 and $22.0 million in 2001.

     The Credit Agreement contains convenants which, among other things, restrict the payment of dividends, limit the amount of consolidated debt, limit the Company's ability to make certain loans and investments, and require that the Company remain in compliance with other convenants of the Credit Agreement. In connection with the issuance of Preferred Stock, the Company obtained a waiver of the covenant restricting dividend payments for the fourth quarter of 1999, and for the year 2000. The Company was in compliance with all other covenants at December 31, 1999. Management intends to renegotiate the Credit Agreement in 2000 and expects amendments to include an extension of the maturity date, an increase in the total facility, changes in interest rates and fees, and changes to dividend payment restrictions, among other adjustments.

NOTE 4:  CONVERTIBLE SUBORDINATED NOTES

     On December 31, 1997, the Company entered into a Note Purchase Agreement (the "RIMCO Agreement") with four limited partnerships of which Resource Investors Management Company ("RIMCO") is the controlling general partner (the "RIMCO Lenders"). Under the RIMCO Agreement, the RIMCO Lenders agreed to provide $10 million in financing, and Texoil issued 7.875% Convertible Subordinated General Obligation Notes due December 31, 1999. The convertible notes plus accrued interest were repaid in full on December 16, 1999.

NOTE 5:  ISSUANCE OF PREFERRED STOCK

     In November 1999, Quantum Energy Partners L.P., V&C Energy Limited Partnership ("V&C"), EnCap Equity 1996 Limited Partnership ("EnCap"), Energy Capital Investment Company PLC ("Energy

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Capital"), and certain other individuals (all collectively referred to as "Investors") entered into a Preferred Stock Purchase Agreement ("Agreement") with Texoil to purchase 2,750,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") at a purchase price of $8.00 per share. Net proceeds from the issuance were $20.3 million. The transaction was approved by Texoil shareholders at the Company's Annual Meeting on November 8, 1999, and the financing closed shortly thereafter. The Series A Preferred Stock is convertible into Common Stock on a two-for-one basis at any time at the Investor's option. Furthermore, the Series A Preferred Stock is mandatorily convertible into Class B Common Stock on a two-for-one basis, after December 31, 2002, if the Company exceeds certain net asset and per share values. Common Stock and Class B Common Stock are identical in all rights, except that Class B Common stockholders have the right to elect certain directors. The Series A Preferred Stock votes as a separate class on all matters as required by Nevada law and on certain matters as set forth in the Certificate of Designation, and will vote according to the number of shares of Common Stock into which it will convert. The net proceeds from the sale of the Series A Preferred Stock have been applied to the repayment of outstanding indebtedness of the Company, including the redemption of the $10,000,000 convertible notes held by RIMCO.

     Holders of the Series A Preferred Stock are entitled to receive dividends, at a rate of 9% per annum, payable quarterly. In accordance with the terms of the Preferred Stock Agreement, at funding, holders were entitled to elect to receive dividends in additional preferred shares or in cash. Approximately 82% of such holders elected dividends payable in additional preferred shares. After December 31, 2001, the Company, in its sole discretion, may elect to pay dividends in cash rather than in additional preferred shares. Preferred Stock issued as dividends will be computed as the number of shares required to achieve a 9% per annum dividend, based on a contractually specified price of $8.00 per share. Such Preferred Stock dividends will be recorded at their fair value when issued, which could vary from the contractually specified price of $8.00 per share. In 2000 and 2001, the Company expects to issue approximately 205,000 and 224,000 shares of preferred stock, respectively. The cash dividend component is expected to be approximately $356,000 in both 2000 and 2001. The Company has also granted certain registration rights to holders of Series A Preferred Stock.

NOTE 6:  STOCK OPTIONS, PERFORMANCE AWARDS AND STOCK WARRANTS

     Pursuant to the terms and conditions of the Merger, the Company assumed obligations associated with Cliffwood's 1997 Stock Option Plan and for outstanding warrants to purchase common stock, based on the same exchange ratio as Texoil shares were issued for Cliffwood shares. Accordingly, the disclosures set forth below for Cliffwood, performance awards, options and warrants are converted to post-merger amounts outstanding and further adjusted for the net 1-for-6 reverse stock split which occurred in 1999.

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  STOCK OPTIONS AND PERFORMANCE AWARDS

     In 1997, Cliffwood adopted an Incentive Stock Option Plan and a Non-employee Director Stock Option Plan. During 1997, pursuant to these plans, the Cliffwood Board granted to certain employees and non-employee directors of Cliffwood options for 503,253 and 140,417 shares of common stock, respectively. All such options granted have an exercise price of $3.12 per share. The following summarizes information with regard to the Cliffwood stock option plan for the years ended December 31, 1999 and 1998 (shares in thousands):

                                                   1999                    1998
                                           --------------------    --------------------
                                                       WEIGHTED                WEIGHTED
                                                       AVERAGE                 AVERAGE
                                                       EXERCISE                EXERCISE
                                           OPTIONS      PRICE      OPTIONS      PRICE
                                           --------    --------    --------    --------
Outstanding at beginning of year........       644      $ 3.12         644      $ 3.12
Granted.................................     --          --          --          --
Exercised...............................     --          --          --          --
Forfeited...............................     --          --          --          --
                                           --------    --------    --------    --------
Outstanding at end of year..............       644      $ 3.12         644      $ 3.12
                                           ========    ========    ========    ========

     The following table summarizes information for the options outstanding at December 1999 (shares in thousands):

                                                    OPTIONS OUTSTANDING
                                           --------------------------------------    OPTIONS EXERCISABLE
                                                           WEIGHTED                 ----------------------
                                            NUMBER OF       AVERAGE      WEIGHTED    NUMBER OF    WEIGHTED
                                             OPTIONS       REMAINING     AVERAGE      OPTIONS     AVERAGE
                                           OUTSTANDING    CONTRACTUAL    EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES                   AT 12/31/99   LIFE IN YEARS    PRICE     AT 12/31/99    PRICE
----------------------------------------   -----------   -------------   --------   -----------   --------
$3.12...................................        644           6.6         $ 3.12         644       $ 3.12

     During 1997, the Cliffwood Board granted certain employees 30,330 shares of Class A Common Stock as performance awards to be earned over a three-year period beginning January 1, 1997. The shares were issued in 1998, subject to agreements with such employees whereby any unearned shares will be surrendered if the employee resigns or is terminated on or before January 1, 2000. The Company has recognized approximately $93,000 of compensation expense related to these awards, $31,000 of which was recognized in each of 1999 and 1998.

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

                                                           1999       1998
                                                         ---------  ---------
Net income (loss).......................   As reported   $   3,152  $    (886)
                                           Pro Forma     $   3,036  $  (1,002)
Basic earnings (loss) per share.........   As reported   $     .44  $    (.14)
                                           Pro Forma     $     .42  $    (.16)
Diluted earnings (loss) per share.......   As reported   $     .41  $    (.14)
                                           Pro Forma     $     .39  $    (.16)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997: risk-free interest rates ranging from 5.9% to 6.1%; dividend yield of 0%; 0% stock price volatility due to the non-public status of the Company during 1997;

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) and an expected option life of three years. The weighted-average fair value of options granted during 1997 was $3.24 per option, for options granted at fair market value. Since in 1998 or 1999 no new options were issued, no additional Black-Scholes model was necessary.

  STOCK WARRANTS

     Cliffwood issued warrants to purchase common stock in connection with certain financing activities and purchases of assets consummated in 1997. The table set forth below lists such warrants. All warrants issued and outstanding expire five years after the date of issuance.

                                         ISSUED     EXERCISE     DATE OF
                                        WARRANTS     PRICE      ISSUANCE
                                        --------    --------    ---------
First Union Capital Markets, Inc.....    188,158     $ 3.78     06/01/97
Lincoln National Life Insurance Co...    293,47l     $ 3.78     08/04/97
V & C Energy Limited Partnership.....     56,167     $ 4.02     08/05/97
Michael J. Foy.......................     15,446     $ 3.78     08/04/97

NOTE 7:  INCOME TAXES

     The following table shows the components of the Company's income tax provision (benefit) (in thousands):

                                            YEAR ENDED
                                           DECEMBER 31,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
Deferred:
     Federal.........................  $   1,473  $    (929)
     State...........................        118        (74)
                                       ---------  ---------
                                       $   1,591  $  (1,003)
                                       =========  =========

     A reconciliation of taxes computed at the corporate federal income tax rate to the reported income tax provision (benefit) is as follows (in thousands):

                                            YEAR ENDED
                                           DECEMBER 31,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
Statutory Federal income tax
  provision (benefit)................  $   1,660  $    (654)
State income tax provision
  (benefit)..........................        133        (54)
Change in deferred tax asset
  valuation allowance................     --           (295)
Statutory depletion in excess of tax
  basis..............................       (202)    --
                                       ---------  ---------
Income taxes as reported.............  $   1,591  $  (1,003)
                                       =========  =========

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table shows the components of the Company's net deferred tax asset or liability (in thousands):

                                              AS OF
                                           DECEMBER 31,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
Deferred tax liabilities:
     Net oil and gas property costs
       expensed for tax, but
       capitalized for financial
       statements....................      4,014      1,385
                                       ---------  ---------
          Deferred tax liability.....      4,014      1,385
                                       ---------  ---------
Deferred tax asset:
     Net operating loss
       carryforward..................      5,226      4,389
     Credit carryforwards............         59         59
     Statutory depletion
       carryforwards.................      1,270      1,068
     Valuation allowance.............     (3,343)    (3,343)
                                       ---------  ---------
          Deferred tax asset.........      3,212      2,173
                                       ---------  ---------
     Net deferred tax asset
       (liability)...................  $    (802) $     788
                                       =========  =========

     Section 382 of the Internal Revenue Code of 1986 (Section 382), as amended, limits the availability of the Net Operating Loss ("NOL") and Investment Tax Credit ("ITC") carryforwards if there is a change of ownership of more than 50% of the Company within a retroactive three-year period. Due to the Merger Agreement and change in ownership, the Company will be limited in its future utilization of certain NOL and ITC carryforwards to an amount equal to the product of the federal long-term tax-exempt bond rate prescribed by the Internal Revenue Service and the fair market value of the Company immediately prior to the time of the ownership change. Therefore, the Company has recorded a valuation allowance against its deferred tax assets to reflect the estimated portion which management considers, more likely than not, will not be realized.

     The related determination of future income tax benefits associated with deferred tax assets, for which management believes realization is more likely than not, included projections of: (1) future taxable income and expense items, including those whose timing and income tax treatment are within the control of the Company, (2) cash flows from proved oil and gas properties based on independently prepared reserve reports (including the effects of the recent Sonat properties acquisition), (3) expiration periods and the effects of Internal Revenue Service Section 382 and separate return limitations which apply to portions of the net operating loss carryforwards acquired in the Merger, (4) statutory depletion and investment tax credit carryforwards and (5) other factors deemed by management to be relevant. This determination could be changed in future periods as economic conditions (primarily oil and gas sales prices) change, or the Company's financial and income tax basis and carryforward positions change.

     At December 31, 1999, the Company's NOL, statutory depletion, and tax credit carryforwards were approximately $13.9 million, $3.4 million, and $59, respectively, of which the NOL's begin to expire in 2000.

NOTE 8:  HEDGING ACTIVITIES

  OIL AND GAS PRICES

     The Company has entered into various oil and gas hedging contracts in an effort to manage its exposure to product price volatility. Under these contracts, the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. Such amounts are reflected in oil and gas sales in the accompanying financial statements. Amounts received or paid under such hedging

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and financial instrument contracts decreased oil and gas sales by $1,429,000 for the year-ended December 31, 1999. There were no hedging activities in 1998. The oil and gas hedging contracts in place as of December 31, 1999, had a market value of ($1,207,776). For the year-ended December 31, 1999, the Company sold 900,000 MMBtu at a fixed price of $2.17 per MMBtu and 380,000 MMBtu at an average fixed price of $3.158 per MMBtu under two natural gas swap agreements. In addition to these amounts, the Company has various fixed price swap contracts for January 2000 through October 2000 covering 1,470,000 MMBtu of natural gas at a per-unit average price of $2.42 based on Houston Ship Channel index pricing. For the year-ended December 31, 1999, the Company sold 380,000 Bbls at prices ranging from $17.02 to $23.73 per barrel. The Company also has fixed price swaps covering 450,000 Bbls of oil at prices averaging $20.42 per Bbl for the period of January 2000 through November 2000.

  INTEREST RATES

     The Company entered into an interest rate swap effective November 5, 1998, which fixed the floating portion of its interest rate at 5.25% on $12,000,000 notional amount for the period from November 5, 1998 through November 6, 2000. For the year-ended December 31, 1999, the Company paid $2,006 pursuant to this swap which has been recorded as additional interest expense. The market value of the interest rate swap contract in place as of December 31, 1999, was $101,577.

NOTE 9:  CONCENTRATIONS OF THE CREDIT RISK

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

     Accounts receivable for oil and natural gas sales from two and five customers amounted to 51% and 51% of the outstanding balance at December 31, 1999 and 1998, respectively. Sales to three customers accounted for 51% of oil and natural gas revenues for 1999, and sales to two customers accounted for 28% of oil and natural gas revenues for 1998. No other purchaser of the Company's products accounted for as much as 10% of total sales during 1999 and 1998.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     Minimum future lease commitments in connection with office space and equipment leased by the Company are: $114,838 in 2000 and zero thereafter. Rental payments made under the terms of current agreements totaled $127,823 and $72,165 in 1999 and 1998, respectively. The Company has entered into various commitments and operating agreements related to substantially all of its oil and natural gas properties. It is management's belief that such commitments will be met without a significant adverse impact on the Company's financial position or results of operations.

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

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11:  RELATED-PARTY TRANSACTIONS

INVESTMENT IN PREFERRED STOCK

     As more fully discussed in Note 5 to the Consolidated Financial Statements, the Company closed a private placement of Series A Convertible Preferred Stock during 1999. Certain officers, directors and shareholders participated in the offering as follows:

          1) The V&C Energy Limited Partnership ("V&C") purchased 456,250 shares of Series A convertible Preferred Stock. Mr. Frank A. Lodzinski, a director and Chief Executive Officer of Texoil, is the general partner of V&C through a wholly-owned Texas corporation. Mr. Michael A. Vlasic, a director, has interests in V&C through Vlasic Investments, L.L.C.

          2) Certain affiliates of EnCap Investments, L.L.C. who are shareholders of Texoil purchased 375,000 shares of the Series A Convertible Preferred Stock.

          3) Mr. Jerry M. Crews, a director and Executive Vice President purchased 6,250 shares of the Series A Convertible Preferred Stock.

          4) Mr. Thomas A. Reiser, a director, purchased 6,250 shares of the Series A Convertible Preferred Stock.

     All investments by related parties were made on the same terms and conditions as third-party non-affiliated investors.

NOTE 12:  SUBSEQUENT EVENTS

  HEDGING TRANSACTIONS

     On March 1, 2000, the Company entered into a crude oil hedge structured as a costless collar for 25,000 barrels of oil per month for the period from March 2000 through December 2000 with a floor price of $20.50 per barrel and a ceiling price of $30.55 per barrel.

                                  TEXOIL, INC.
                      SUPPLEMENTARY OIL & GAS INFORMATION
               COSTS INCURRED IN OIL & GAS PROPERTY ACQUISITION,
                     EXPLORATION AND DEVELOPMENT ACTIVITIES
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                  (UNAUDITED)

     The following two unaudited tables set forth costs incurred during the years ended December 31, 1999 and 1998, and net capitalized costs as of December 31, 1999 and 1998.

                                         1999       1998
                                       ---------  ---------
                                             ($000'S)
Acquisition of properties:
     Evaluated.......................  $  15,265  $  23,299
     Unevaluated.....................        623      3,069
Exploration costs....................        635        420
Development costs....................      1,984      1,581
                                       ---------  ---------
     Total costs incurred............  $  18,507  $  28,369
                                       =========  =========

          CAPITALIZED COSTS RELATING TO OIL & GAS PRODUCING ACTIVITIES
                           DECEMBER 31, 1999 AND 1998
                                  (UNAUDITED)

                                         1999       1998
                                       ---------  ---------
                                             ($000'S)
Evaluated properties.................  $  61,441  $  43,209
Unevaluated properties...............      5,021      6,479
                                       ---------  ---------
                                       $  66,462  $  49,688
Accumulated depreciation, depletion
  and amortization...................     (9,719)    (5,190)
                                       ---------  ---------
     Net capitalized costs...........  $  56,743  $  44,498
                                       =========  =========

     The projects included in unevaluated properties are projects which are undergoing exploration or evaluation activities or for which the Company intends to commence such activities in the near future. Of the approximately $5.0 million in net unevaluated property costs at December 31, 1999, that are being excluded from the amortizable base, approximately $623,000 was incurred in 1999, $3.1 million was incurred in 1998, and $1.3 million in 1997. The Company will begin to amortize these costs when proved reserves are established or an impairment is determined. The Company believes the determination will occur in 24 to 36 months.

              See accompanying notes to supplementary information.

                                  TEXOIL, INC.
                      SUPPLEMENTARY OIL & GAS INFORMATION
                          RESERVE QUANTITY INFORMATION
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                  (UNAUDITED)

     The following two unaudited tables reflect information related to quantities of proved reserves and the standardized measure of discounted net cash flow relating to such proved reserves.

                                              1999                  1998
                                        -----------------     ----------------
                                         OIL        GAS        OIL       GAS
                                         MBBL       MMCF      MBBL       MMCF
                                        ------     ------     -----     ------
Proved reserves:
  Beginning of year..................    9,213     37,559     4,703     11,622
     Acquisitions....................    5,654     16,059     4,539     26,374
     Extensions, discoveries and
       improved recovery.............     --        1,722       327      1,350
     Revisions of previous
       estimates.....................     (325)    12,482       246       (163)
     Production......................     (762)    (4,219)     (518)    (1,468)
     Sales of reserves in-place......     (146)      (649)      (84)      (156)
                                        ------     ------     -----     ------
  End of year........................   13,634     62,954     9,213     37,559
                                        ======     ======     =====     ======
Proved developed reserves:
  End of year........................   11,811     48,337     7,341     28,643
                                        ======     ======     =====     ======

                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE
              NET CASH FLOW RELATING TO PROVED OIL & GAS RESERVES
                           DECEMBER 31, 1999 AND 1998
                                  (UNAUDITED)

                                          1999        1998
                                       ----------  ----------
                                              ($000'S)
Future cash inflows..................  $  469,918  $  168,967
Future production and development
  costs
     Production costs and taxes......    (189,938)    (76,648)
     Development and abandonment.....     (23,454)    (14,563)
Future income tax expenses...........     (64,698)    (14,778)
                                       ----------  ----------
Future net cash flows................     191,828      62,978
Discount at 10% per annum............     (76,200)    (25,632)
                                       ----------  ----------
Standardized measure of discounted
  future net cash flow...............  $  115,628  $   37,346
                                       ==========  ==========
Standardized measure before income
  taxes..............................  $  152,130  $   46,191
                                       ==========  ==========

              See accompanying notes to supplementary information.

                                  TEXOIL, INC.
                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                  NET CASH FLOWS AND CHANGES THEREIN RELATING
                         TO PROVED OIL AND GAS RESERVES
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                  (UNAUDITED)

     The following are the principal sources of change in the standardized measure of discounted future net cash flows during 1999 and 1998:

                                                YEAR ENDED
                                               DECEMBER 31,
                                          ----------------------
                                             1999        1998
                                          ----------  ----------
                                                 ($000'S)
Standardized measure of discounted
  future net cash flows, beginning
  of year...............................  $   37,346  $   20,520
Purchases of reserves...................      49,144      32,682
Extensions, discoveries and improved
  recovery .............................       2,564       3,163
Revisions of previous quantity
  estimates.............................      13,072         566
Net changes in prices and production
  costs.................................      56,371     (12,279)
Changes in estimated future development
  costs.................................      (3,842)     (2,254)
Development costs incurred during period
  that reduced future development
  costs.................................         630         536
Sales of oil and gas produced during
  period, net of production costs.......     (13,088)     (3,537)
Net change in income taxes..............     (27,665)     (2,370)
Sales of reserves.......................        (594)       (530)
Accretion of discount...................       4,619       2,712
Other (changes in production rates,
  timing and other).....................      (2,929)     (1,863)
                                          ----------  ----------
Standardized measure of discounted
  future net cash flows, end of year....  $  115,628  $   37,346
                                          ==========  ==========

              See accompanying notes to supplementary information.

                                  TEXOIL, INC.
                 NOTES TO SUPPLEMENTARY OIL AND GAS INFORMATION
                                  (UNAUDITED)

1.  PRESENTATION AND RESERVE DISCLOSURE INFORMATION

     Reserve disclosure information is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69 ("SFAS 69"), "Disclosure About Oil and Gas Producing Activities".

2.  DETERMINATION OF PROVED RESERVES

     The estimate of the Company's proved reserves were determined by independent petroleum engineers in accordance with the provisions of SFAS 69 and applicable rules of the Securities and Exchange Commission. The estimates of proved reserves are inherently imprecise and are subject to continual revision based on production history, results of additional exploration and development and numerous other factors. Estimated future cash flows were computed by applying prices of oil and gas received by the Company at the end of the indicated periods to estimated future production of proved reserves, less estimated future development and production costs, which were estimated based on current costs. Certain quantities of proved undeveloped reserves associated with waterflood expansion have not been included in the determination of proved reserves nor disclosures related to the standardized, because the Company does not presently intent to commit the requisite capital to such development projects. Such projects could be authorized in the future.

3. STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THERE IN RELATING TO PROVED OIL AND GAS RESERVES

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