Form 10-Q
period 2000-03-31
TEXOIL INC /NV/
filed 2000-05-12
CIK 748856

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,659,956 shares of common stock, $.01 par value, issued and outstanding at May 5, 2000.

     Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]


================================================================================

                                  TEXOIL, INC.
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheet as of March 31, 2000......................    3

     Consolidated Statements of Income for the three
      months ended March 31, 2000 and 1999................................    4

     Consolidated Statements of Cash Flows for the
      three months ended March 31, 2000 and 1999..........................    5

     Notes to Consolidated Financial Statements...........................    6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATION.................................    8

PART II.  OTHER INFORMATION...............................................   15

                                  TEXOIL, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       MARCH 31,
                                                                          2000
                                                                       ---------
Assets:
Current Assets:
     Cash and cash equivalents ........................................ $ 3,585
     Accounts receivable and other ....................................   7,267
     Other current assets .............................................     231
                                                                        -------
          Total current assets ........................................  11,083
                                                                        -------
Property, plant and equipment, at cost:
     Oil and natural gas properties (full-cost method)
          Evaluated properties ........................................  63,670
          Unevaluated properties ......................................   5,111
Office and other equipment ............................................     907
                                                                        -------
                                                                         69,688
                                                                        -------
Less -- accumulated depletion, depreciation and amortization .......... (11,886)
                                                                        -------
Net property, plant and equipment .....................................  57,802
                                                                        -------
Other assets, net .....................................................     232
                                                                        -------
          Total assets ................................................ $69,117
                                                                        =======
Liabilities and Stockholders' Equity:
Current liabilities:
     Accounts payable and accrued liabilities ......................... $ 4,494
     Revenue royalties payable ........................................   3,483
                                                                        -------
          Total current liabilities ...................................   7,977
                                                                        -------
Long-term debt ........................................................  21,000
Deferred tax liability ................................................   2,304
Stockholders' equity:
     Series A Preferred Stock -- 9% cumulative, $.01 par value and liquidation preference of $8.00 per share, 10,000,000 shares
      authorized; 2,829,533 issued and outstanding at March 31, 2000 ..      28
     Common stock -- $.01 par value; 25,000,000 shares authorized;
      6,648,920 shares issued and outstanding at March 31, 2000 .......      67
     Class B Common Stock -- $.01 par value, 10,000,000 shares
      authorized and none issued and outstanding at March 31, 2000 ....    --
Additional paid-in capital ............................................  32,338
Retained earnings .....................................................   5,403
                                                                        -------
     Total stockholders' equity .......................................  37,836
                                                                        -------
     Total liabilities and stockholders' equity ....................... $69,117
                                                                        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                    2000               1999
                                                ------------       ------------
Revenues:
     Oil and gas sales ...................      $     10,614       $      3,827
     Operator and management fees ........               348                242
     Interest and other ..................                55                  4
                                                ------------       ------------
          Total revenues .................            11,017              4,073
                                                ------------       ------------
Costs and Expenses:
     Lease operating .....................             2,711              1,502
     Production taxes ....................             1,098                274
     General and administrative ..........               547                447
     Depletion, depreciation and
      amortization .......................             1,795              1,025
     Interest ............................               382                547
                                                ------------       ------------
          Total expenses .................             6,533              3,795
                                                ------------       ------------
Income before income taxes ...............             4,484                278
Deferred income tax provision ............            (1,502)              (105)
                                                ------------       ------------
Net income ...............................      $      2,982       $        173
Preferred stock dividend .................              (571)              --
                                                ------------       ------------
Net income attributable to common
  shareholders ...........................      $      2,411       $        173
                                                ============       ============
Basic net income per share ...............      $        .36       $        .03
                                                ============       ============
Basic weighted average shares ............         6,621,091          6,549,182
                                                ============       ============
Diluted net income per share .............      $        .24       $        .03
                                                ============       ============
Diluted weighted average shares ..........        12,667,189          6,852,897
                                                ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                       2000            1999
                                                     -------         -------
Cash flows from operating activities:
Net income .....................................     $ 2,982         $   173
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depletion, depreciation and amortization ..       1,795           1,025
     Deferred income tax provision .............       1,502             105
     Accounts receivable and other .............      (1,015)          1,042
     Accounts payable and accrued liabilities ..        (464)           (554)
     Revenue royalties payable .................         684             (57)
     Other, net ................................         (13)            (14)
                                                     -------         -------
          Net cash provided by operating
            activities .........................       5,471           1,720
                                                     -------         -------
Cash flows from investing activities:
     Additions to oil and gas properties .......      (2,288)           (833)
     Other equipment additions .................         (24)              4
                                                     -------         -------
          Net cash used in investing activities.      (2,312)           (829)
                                                     -------         -------
Cash flows from financing activities:
     Proceeds from issuance of common stock ....         253            --
     Preferred stock dividends paid in cash ....         (50)           --
     Repayments of long-term debt ..............      (1,000)           (750)
                                                     -------         -------
          Net cash (used in) financing
            activities .........................        (797)           (750)
                                                     -------         -------
Net increase in cash and cash equivalents ......       2,362             141
Cash and cash equivalents -- beginning of
  period .......................................       1,223             423
                                                     -------         -------
Cash and cash equivalents -- end of  period ....       3,585             564
                                                     =======         =======
Supplemental disclosure of cash flow information:
     Interest paid in cash .....................     $   532         $   680
                                                     =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION AND ACCOUNTING POLICIES

     ORGANIZATION AND BASIS OF PRESENTATION

     Texoil operates a single business segment involved in the acquisition, development and production of, and exploration for, crude oil, natural gas and related products primarily in Texas and Louisiana. The financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the statements reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     REVERSE STOCK SPLIT

     In June 1999, the Company's Board of Directors approved certain changes to the Company's outstanding common shares intended to result in approximately a 1-for-6 reverse stock split. As of March 31, 2000, 6,648,920 shares of common stock are issued and outstanding. All issued and outstanding common shares and per share data reflected in the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements have been retroactively restated to reflect the reverse stock split.

     NET INCOME PER COMMON SHARE

     Basic net income per common share is computed based on the weighted average shares of common stock outstanding. Net income per share computations to reconcile basic and diluted net income for the quarters ended March 31, 2000 and 1999, consist of the following (in thousands, except per share data):

                                                          QUARTER ENDED
                                                             MARCH 31,
                                                      -----------------------
                                                        2000            1999
                                                      -------         -------
Net income available for common ................      $ 2,411         $   173
Basic weighted average shares ..................        6,621           6,549
Effect of dilutive securities:
     Warrants ..................................          143              88
     Options ...................................          244             216
     Convertible preferred stock ...............        5,659            --
                                                      -------         -------
Diluted weighted average shares ................       12,667           6,853
Per common share net income:
     Basic .....................................      $   .36         $   .03
     Diluted ...................................      $   .24         $   .03

NOTE 2 -- NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the gains and losses on derivatives to offset related results on the hedged item either in the income statement or in the statement of stockholders' equity, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The statement is effective for fiscal

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

years beginning after June 15, 2000. The Company is currently evaluating the new standard but has not yet determined the impact it will have on its financial position and results of operations.

NOTE 3 -- PREFERRED STOCK

     In November 1999, the Company closed a private placement of 2,750,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") at a price of $8.00 per share. The Series A Preferred Stock is convertible into Common Stock on a two-for-one share basis at any time at the Investor's option. Alternatively, the Series A Preferred Stock is mandatorily convertible into Class B Common Stock on a two-for-one share basis, after December 31, 2002, if the Company achieves certain net asset and per share values. Common Stock and Class B Common Stock are identical in all rights, except that Class B Common stockholders have the right to elect certain directors. The net proceeds from the sale of the Series A Preferred Stock was used to redeem $10.0 million of convertible subordinated notes and reduce bank indebtedness.

     Holders of the Series A Preferred Stock are entitled to receive dividends at a rate of 9% per annum, payable quarterly. In accordance with the terms of the Preferred Stock Agreement, at funding, holders were entitled to elect to receive dividends in additional preferred shares or in cash. Approximately 82% of such holders elected dividends payable in additional preferred shares. After December 31, 2001, the Company, in its sole discretion, may elect to pay dividends in cash rather than in additional preferred shares. Preferred Stock issued as dividends are computed as the number of shares required to achieve a 9% per annum dividend, based on a contractually specified price of $8.00 per share. In accordance with generally accepted accounting principles, such Preferred Stock dividends are recorded at their estimated fair value as earned, rather than the contractually specified price. During the first quarter of 2000, the Company recorded the preferred stock dividends at an estimated fair value of $9.50 per preferred share, or $4.75 per equivalent common share. This estimate was based solely on factors directly related to the marketability of the preferred securities during the first quarter of 2000, including the terms of the preferred stock agreement and existing markets, if any, for such shares. Contractual terms that were considered included the dividend rate, liquidation preference, conversion options and mandatory conversion requirements, the lack of redemption features and other provisions of the preferred stock agreement. In addition, the Company considered the lack of market liquidity for such preferred shares and the limited liquidity in the underlying market for its common shares. The estimated fair value of the Preferred Stock during the first quarter of 2000 is approximately 9% below the average closing price of the underlying common stock. The average underlying common stock price, based on the daily close, during the first quarter was $5.18 per share and the average trading volume was approximately 9,600 shares per day. Estimates of fair value could vary in the future.

NOTE 4 -- CREDIT AGREEMENT

     The Company has a revolving credit agreement ("Credit Agreement") with two banks to finance property acquisitions and for temporary working capital requirements. The Credit Agreement, as amended, provides up to $50.0 million in available borrowings, limited by a borrowing base (as defined in the Credit Agreement) which was $42.5 million at March 31, 2000. As of March 31, 2000, borrowings outstanding under the Credit Agreement were $21.0 million. The borrowing base is redetermined annually by the bank pursuant to the Credit Agreement (or more frequently at the option of the Company) and is reduced over a five-year period on a straight-line basis. The average interest rate paid to the lender was 7.8% for the three months ended March 31, 2000. The Company has granted first mortgages, assignments of production, security agreements and other encumbrances on its oil and gas properties to the lender, as collateral, pursuant to the Credit Agreement. The Credit Agreement contains covenants which, among other things, restrict the payment of dividends on Common Stock, limit the amount of consolidated debt, limit the Company's ability to make certain loans and investments, and require that the Company remain in compliance with certain covenants of the Credit Agreement.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

     The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related notes thereto, included elsewhere in this 10-QSB and should further be read in conjunction with the Company's Annual Report on Form 10-KSB, for the year-ended December 31, 1999.

FORWARD-LOOKING INFORMATION

     This quarterly report on Form 10-QSB, and in particular, this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report and, in particular, this section of this report, including, without limitation, statements regarding the Company's business strategy, plans, objectives, expectations, intent and beliefs of management related to current or future operations are forward-looking statements. Such statements are based on certain assumptions and analyses made by management, based on its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are subject to a number of material risks and uncertainties including assumptions about the pricing of oil and gas, assumptions about operating costs, production operations continuing as in the past or as projected by independent engineers, the ability to generate and take advantage of acquisition opportunities and numerous other factors which may be subject to material change. A detailed discussion of important factors that could cause actual results to differ materially from the Company's expectations is discussed herein and in the Company's Annual Report on Form 10-KSB for 1999. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisioned by such forward-looking statements.

GENERAL

     Texoil is an independent oil and gas company engaged in the acquisition and development of oil and gas reserves through an active and diversified program which includes purchases of oil and gas reserves, re-engineering, development and exploration activities currently focused in Texas and Louisiana. As further discussed herein, future growth in assets, earnings, cash flows and share values are dependent upon the Company's ability to acquire, discover and develop commercial quantities of oil and gas reserves that can be produced at a profit and assemble an oil and gas reserve base with a market value exceeding its finding and production costs.

     Product prices, particularly the price of crude oil, were depressed in 1998 and early 1999. Texoil reacted promptly to the low-price conditions by implementing a series of corporate actions intended to offset the severe effects of such price reductions. As a result of its business strategy and pro-active reaction to the low price environment, the Company emerged from the low-price period with significantly increased reserves and production levels, which have led to increased revenues, cash flows and earnings. While commodity prices have rebounded, no assurance can be given that current price levels will be sustained or that such prices will increase. However, management believes that Texoil's growth during the low-price environment has improved its standing in the industry relative to its competitors and enhanced its credibility with sellers and financial institutions. Management believes that an active acquisitions market will exist as larger companies divest of "non-core" properties and smaller companies, which were over-leveraged or not positioned to withstand the significant price declines, sell assets, are liquidated or consolidate to satisfy creditors or improve shareholder value. In addition, the Company has identified numerous development and exploratory projects in its existing property portfolio and has further undertaken detailed field studies intended to define additional potential, if any.

     Texoil expects to continue its business strategy and focus on capital expenditures that can result in increased production and operating cost reductions, on a per-unit basis. The current corporate strategy is merely an expansion and adaptation of the business plan which was conceived and implemented in 1996, and has resulted in significant growth to date. Following is a brief outline of management's current plans.

     1) Acquire oil and gas properties with significant producing reserves and development and exploration potential.

     2) Undertake comprehensive field studies and implement capital development programs.

     3) Continue the Company's exploration program; solicit industry partners on a promoted basis.

     4) Continue activities directed toward reducing per-unit operating and general administrative costs on a long-term sustained basis.

     5) Actively pursue corporate acquisitions or mergers as a means of growth, increasing common share value and liquidity.

     6) Increase equity and long-term financing, as necessary, whether through direct placement of securities or in connection with corporate acquisition or merger activities.

     Due to Texoil's growth, financial resources and industry conditions, the Company intends to emphasize acquisition and development activities in the near term. The Company will also focus on exploratory projects currently in inventory, and those developed in connection with acquisitions.

     In addition to its fundamental business strategy, the Company intends to actively pursue corporate acquisitions or mergers as a means of continued growth, increasing share value or creating liquidity for its shareholders. Management believes that the industry will consolidate and that opportunities may become available to acquire corporate entities, effect business combinations, or merge with or be acquired by another corporation. Management intends to consider any such opportunities which may become available and are beneficial to shareholders. The primary financial considerations in the evaluation of any such potential transaction include, but are not limited to:
(1) the ability of small cap oil and gas companies to gain recognition and favor in the public markets; (2) growth in share price; (3) shareholder liquidity, and
(4) capital formation and cost of capital to effect growth.

OIL AND GAS PROPERTIES

     The Company uses the full-cost method of accounting for its investment in oil and gas properties. Under the full-cost method, all costs of acquisition, exploration and development of oil and gas reserves are capitalized separately for each cost center (generally defined as a country). Capitalized balances are referred to as the "Full-Cost Pool" and are further classified as evaluated or unevaluated. Evaluated costs are those where proved reserves have been determined or where the property has been impaired or abandoned. Such costs are subject to depletion, depreciation and amortization expense ("DD&A"). Unevaluated costs are not subject to DD&A and generally require additional geological, geophysical and/or engineering evaluation prior to management's decision to drill, develop or abandon such properties. When such properties are evaluated, capitalized costs will be transferred to an evaluated status and included in the calculation of DD&A. Depletion expense is calculated using the units of production method based on the ratio of current production to total proved recoverable oil and natural gas reserves. The units of production are applied to a cost base which includes net capitalized evaluated costs plus estimated future net development and net projected abandonment costs. Under the full-cost method, a write-down of oil and gas properties must be charged to operations if net capitalized costs at the end of each quarterly reporting period exceed the estimated discounted future net revenues of proved oil and natural gas reserves, using current oil and gas prices and costs, held constant over the life of the properties, plus the lower of cost or fair value of unevaluated properties, both on an after-tax basis (the "full cost ceiling").

     Capitalized costs include payroll and related costs of technical personnel which are directly attributable to the Company's oil and gas acquisition, exploration and development activities. Amounts capitalized for the three months ended March 31, 2000 and 1999, were $186,000 and $137,000, respectively. The Company capitalizes interest attributable to oil and natural gas properties which are not subject to amortization and are in the process of being evaluated. Included in the unevaluated capitalized costs for the three months ended March 31, 2000 and 1999, are interest costs of $98,000 and $122,790, respectively.

     At the end of the first quarter of 2000, the Company's full-cost ceiling exceeded its net capitalized costs. Net capitalized costs could exceed the full-cost ceiling in future periods due to downward revisions to estimated proved reserve quantities, declines in oil and gas prices, increases in operating costs, unsuccessful exploration and development activities or other factors which cannot be reasonably predicted by the Company. Once recorded, a write-down of oil and gas properties cannot be reversed at a later date even if the estimated reserve quantities or oil and gas prices subsequently increase. Management believes that current reserve estimates, which represent the basis for calculating limitations on capitalized costs, are reasonable under present operating conditions and circumstances. However, reserve estimates and forecasts are inherently imprecise and, therefore, subject to significant future changes.

RECENT PROPERTY ACQUISITIONS

     During 1999, the Company purchased two proved oil and gas fields, as well as incremental working interests in previously acquired properties. Such incremental acquisitions resulted in gaining operating control in two additional fields. The properties were acquired as proved producing properties with anticipated future development and drilling potential. These acquisitions substantially increased production volumes and estimated quantities of proved oil and gas reserves.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31, 1999.

     The Company recorded a net income of $2,982,000 and $173,000 for three months ended March 31, 2000 and 1999, respectively. The $2,809,000 increase in the Company's comparative net income resulted primarily from the following factors:

                                        NET AMOUNT CONTRIBUTING
                                        TO INCREASE (DECREASE)
                                             IN NET INCOME
                                        -----------------------
                                                (000'S)

Oil and gas sales ........................    $ 6,787
Lease operating and workover
  expenses ...............................     (1,209)
Production taxes .........................       (824)
General and administrative
  expenses -- net ........................       (100)
Depletion, depreciation and
  amortization expense ("DD&A") ..........       (770)
Interest expense -- net ..................        165
Other income -- net ......................        157
Provision for income taxes ...............     (1,397)
                                              -------
                                              $ 2,809
                                              =======

     The following discussion applies to the changes in the composition of net income shown above.

     The $6,787,000 or 177% increase in net oil and gas sales is attributable to the increase in production volumes resulting from the acquisition and development of properties during late 1998 and 1999, and an increase in average realized prices as shown in the table presented immediately below.

                                                            THREE MONTHS ENDED
                                               PERCENT          MARCH 31,
                                               INCREASE    --------------------
                                              (DECREASE)     2000       1999
                                              ----------  ---------  ---------
Gas Production (MMcf) .......................      56%      1,340        910
Oil Production (MBbls) ......................      79%        301        168
Barrel of oil equivalent (MBOE) .............      68%        524        320
Average Price Gas (per Mcf) .................      23%     $ 2.57     $ 2.09
Average Price Oil (per Bbl) .................     114%     $23.78     $11.09
Average Price per BOE .......................      71%     $20.26     $11.74

     Lease operating expenses and workover costs increased $1,209,000 or 80%. The increase is a result of increased production volumes resulting from the acquisition and development of oil and gas properties in

1998 and 1999. Production taxes increased by $824,000 or 300% due to increased production volumes and revenues.

     General and administrative costs increased $100,000 or 22%. The percentage increase in general and administrative expenses was less than the increases in production and revenues as a result of both rigorous cost containment efforts and production increases. On a BOE basis, general and administrative expenses actually were reduced by 24% in 2000 over 1999 levels. The dollar increase is comprised primarily of increases in management, operating and administrative staffing associated with the Company's growth. The Company must attract and retain competent management, technical and administrative personnel to pursue its business strategy and fulfill its contractual obligations.

     The $770,000 or 75% increase in DD&A expenses is primarily due to the increase in oil and gas production volumes and capitalized balances subject to DD&A, offset by increases in estimated recoverable reserves, resulting from the acquisition and development of gas and oil properties. Capitalized costs included in the full-cost pool and subject to DD&A were $63.7 million and $43.8 million at March 31, 2000 and 1999, respectively. In addition, estimated future development costs associated with proved undeveloped reserves in the amount of $23.5 million and $14.6 million at March 31, 2000 and 1999, respectively, were included in the DD&A calculations. The proved reserve quantities used for the calculation of DD&A were approximately 24.1 million BOE.

     Interest expense decreased by $165,000 primarily due to a reduction in long-term debt and repayment of $10,000,000 of convertible subordinated notes in December 1999.

     Other income increased $157,000 for the three months ended March 31, 2000, principally due to increased operations and overhead reimbursements.

     The provision for income taxes increased $1,397,000 as a result of the increase in net income before taxes.

IMPACT OF ACQUISITION AND DEVELOPMENT ACTIVITIES

     Management presently estimates that production volumes for the year 2000 will approximate 1.1 million Bbls and 4.7 Bcf, representing an increase of 44% and 11%, respectively, over 1999, exclusive of new acquisitions. These estimates are predicated on the results of operations for 1999 and the first quarter of 2000, and reserve reports prepared by independent third parties. These projected increases are a direct result of acquisition and development activities. In connection with its acquisitions, the Company generally implements a capital expenditures program, which it refers to as "re-engineering activities", designed to increase production or arrest natural or mechanical production declines, as well as lower recurring expenses. Thereafter, the Company conducts detailed field studies designed to isolate development and exploration opportunities, if any. The Company has identified additional projects in its existing property portfolio related to proved behind-pipe and undeveloped reserves and expects to define additional development and exploratory potential. Net future cash flows could be favorably affected by additional development and exploratory potential and also by further price improvement and/or reductions to per-unit operating costs. No assurance can be given, however, that the Company will be able to successfully and economically develop additional reserves.

IMPACT OF CHANGING PRICES AND COSTS

     Texoil's revenues and the carrying value of its oil and gas properties are subject to significant change due to changes in oil and gas prices. As demonstrated historically, prices are volatile and unpredictable. Oil prices declined appreciably during 1998 and early 1999, but have recently rebounded. Realized oil prices averaged $23.78 per Bbl for the three months ended March 31, 2000, or 114% higher than the comparable period in 1999. Realized gas prices averaged $2.57 or 22% higher than the comparable period in 1999. Should prices decrease or fail to remain at levels which will facilitate repayment of debt and reinvestment of cash flow to replace current production, the Company could experience difficulty in developing its assets and continuing its growth.

HEDGING ACTIVITIES

     The Company implemented a hedging strategy in May of 1999, in direct response to market conditions. The intent of the hedging strategy was to "lock-in" profits and cash flows greater than realized during 1998 and early 1999. Management expects to continue to hedge some portion of production. Management believes its hedging strategy will result in greater predictability of internally generated funds, which can be dedicated to capital development projects and corporate obligations. In general, the Company has entered into fixed price swaps for portions of its gas production through October 2000, at prices ranging from $2.16 to $2.63 per MMBtu. Monthly quantities of natural gas hedged range from 120,000 to 150,000 MMBtu. Monthly quantities of oil hedged range from 25,000 to 55,000 Bbls over the period from April 2000 through December 2000, at prices ranging from $19.23 per Bbl to $23.10 per Bbl. In addition, on March 1, 2000, the Company entered into a crude oil hedge structured as a costless collar for 25,000 barrels of oil per month for the period from March 2000 through December 2000, with a floor price of $20.50 per barrel and a ceiling price of $30.55 per barrel. Texoil does not engage in speculative trading activities and does not hedge all available or anticipated quantities. Texoil's strategy involves the following factors:

     1) Effectively manage cash flow to minimize price volatility and generate internal funds available for capital development projects and additional acquisitions;

     2) Ensure the Company's ability to fully support its exploration activities and administrative and debt service obligations;

     3) "Lock-in" growth in revenues, cash flows and profits for financial reporting purposes; and

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to finance its future acquisition, development and exploration activities through cash flow from operating activities, its bank credit facility, sale of non-strategic assets, various means of corporate and project finance and ultimately through the issuance of additional securities, as and if necessary. In addition, the Company intends to continue to subsidize drilling activities through the sale of participations to industry partners.

     Financing activities in 1999 resulted in a net reduction of debt in the amount of $13.7 million as follows:

                                                           MARCH 31,
                                                        ---------------
                                                         2000      1999
                                                        -----     -----
                                                           (MILLIONS)
Balances outstanding:
     Current portion of long-term debt ............     $ --      $ 2.6
     Long-term debt ...............................      21.0      22.1
     Convertible subordinated debt ................       --       10.0
                                                        -----     -----
                                                        $21.0     $34.7
                                                        =====     =====

     The Company has set a goal of $50.0 million of capital expenditures over the next two years. Accordingly, it is likely that the Company will incur additional debt in connection with acquisition activities or corporate acquisitions or mergers, if any.

CONVERTIBLE PREFERRED STOCK OFFERING

     In November 1999, Texoil issued 2,750,000 shares of Series A Convertible Preferred Stock at $8.00 per share, convertible into two (2) shares of common stock. Preferred shareholders may elect to convert to common at any time. Alternatively, such shares are mandatorily convertible, after December 31, 2002, based on the achievement of certain net asset and per share values. Net proceeds were used to reduce bank indebtedness, repay convertible subordinated notes and for other corporate purposes. The dividend rate is 9% per annum, payable quarterly. In accordance with the terms of the Preferred Stock Agreement, at funding, holders were entitled to elect to receive dividends in additional preferred stock or in cash. Approximately 82% of such holders elected dividends payable in additional preferred shares. After December 31, 2001, the Company, in its sole discretion, may elect to pay dividends in cash rather than in additional preferred shares. In 2000 and 2001, the Company expects to issue approximately 205,000 and 224,000 shares of preferred stock, respectively. The cash dividend component is expected to be approximately $356,000 in both 2000 and 2001.

CREDIT FACILITY

     At March 31, 2000, the Company had a $42.5 million borrowing base, with available borrowing capacity of $21.5 million, in accordance with its revolving Credit Agreement with its banks. The borrowing base is redetermined at least annually.

CASH FLOW FROM OPERATING ACTIVITIES

     For the three months ended March 31, 2000, the Company's net cash provided by operating activities was $5.5 million, up $3.8 million from the prior year. These increases are directly attributable to the increases in production resulting from acquisitions in late 1998 and 1999, development activities and increases in oil and gas prices. The Company expects its acquisitions and development activities to significantly increase cash provided by operating activities in 2000.

CAPITAL EXPENDITURES

     The Company's oil and gas capital expenditures for the three month periods ended March 31, 2000 and 1999, were $2.3 million and $1.1 million, respectively.

     Capital expenditures in 2000 were financed principally from cash flow. Management believes the Company can compete successfully for new acquisition opportunities; therefore, the Company has directed a greater portion of its current efforts toward new corporate and asset acquisitions, which are expected to include both proved and exploratory assets. Certain exploration and development projects have been deferred in favor of anticipated industry opportunities. In particular, the Company has deferred projects which are "held-by-production" in favor of projects with definitive lease expirations.
The Company's business strategy has always been to shift its emphasis among acquisitions, development and exploratory activities, consistent with changes in the marketplace.

     During 2000, Texoil expects to incur certain capital expenditures related to its existing portfolio of properties for re-engineering facilities (surface and down-hole), restoring shut-in wells to production and recompletions. In addition, the Company expects to drill certain development wells in existing fields. The Company also expects to make additional capital expenditures during 2000 to maintain leases and complete the interpretation of 3-D seismic data associated with certain exploratory and development projects. Texoil will continue its practice of soliciting partners, on a promoted basis, for higher risk projects.

     Based solely on its existing portfolio of properties and projects, the Company presently expects to incur the following capital expenditures during the remainder of 2000 and in 2001:

                                                            2000       2001
                                                           -----      -----
Development of proved properties:
     Re-engineering and well recompletions(1) ..........   $ 2.0      $ 2.3
     Drilling ..........................................     1.5        5.7
Exploration
     Land, geological & geophysical ....................      .5         .5
     Drilling ..........................................     1.0        1.5
                                                           -----      -----
                                                           $ 5.0      $10.0
                                                           =====      =====

------------
(1) Includes expenditures associated with facilities, equipment, compression saltwater disposal, restoring shut-in wells to production and recompletions to other productive zones.

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

YEAR 2000 COMPLIANCE

     During 1999, the Company reviewed its computer systems and made inquiries with its financial institutions, suppliers and customers. As of the date of this report, there have been no business interruptions or disruptions of financial transactions or information exchanged as a result of the year 2000 rollover.

                           PART II. OTHER INFORMATION

     Item 1 -- Legal Proceedings -- No material change from legal proceedings reported in Registrant's Form 10-KSB for the fiscal year ended December 31, 1999.

     Item 2 -- Change in Securities -- None

     Item 3 -- Defaults Upon Senior Securities -- None

     Item 4 -- Submission of Matters to a Vote of Security Holders -- None

     Item 5 -- Other Information -- None

     Item 6 -- Exhibits and reports on Form 8-K--None




                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                           TEXOIL, INC.

Date: May 12, 2000                         By: /s/ FRANK A. LODZINSKI
                                                   FRANK A. LODZINSKI
                                                   PRESIDENT AND CEO