Form 10QSB
period 2000-06-30
TEXOIL INC /NV/
filed 2000-08-10
CIK 748856

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,659,956 shares of common stock, $.01 par value, issued and outstanding at August 8, 2000.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                                  TEXOIL, INC.
                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheet as of June 30, 2000..................      3

     Consolidated Statements of Income for the three and six months
       ended June 30, 2000 and 1999..................................      4

     Consolidated Statements of Cash Flows for the six months ended
       June 30, 2000 and 1999........................................      5

     Notes to Consolidated Financial Statements......................      6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATION......................................      9

PART II.  OTHER INFORMATION..........................................     17

                                  TEXOIL, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       JUNE 30,
                                                                         2000
                                                                       --------
Assets:
Current Assets:
     Cash and cash equivalents .....................................   $  1,365
     Accounts receivable and other .................................      8,491
     Other current assets ..........................................        159
                                                                       --------
          Total current assets .....................................     10,015
                                                                       --------
Property, plant and equipment, at cost:
     Oil and natural gas properties (full-cost method)
          Evaluated properties .....................................     69,471
          Unevaluated properties ...................................      5,185
Office and other equipment .........................................        818
                                                                       --------
                                                                         75,474
Less  -- accumulated depletion, depreciation and amortization ......    (13,489)
                                                                       --------
Net property, plant and equipment ..................................     61,985
                                                                       --------
Other assets, net ..................................................        175
                                                                       --------
          Total assets .............................................   $ 72,175
                                                                       ========
Liabilities and Stockholders" Equity:
Current liabilities:
     Accounts payable and accrued liabilities ......................   $  4,397
     Revenue royalties payable .....................................      3,827
                                                                       --------
          Total current liabilities ................................      8,224
                                                                       --------
Long-term debt .....................................................     19,000
Deferred tax liability .............................................      3,696
Stockholders" equity:
     Series A Preferred Stock  -- 9% cumulative, $.01 par value and liquidation preference of $8.00 per share, 10,000,000 shares
      authorized; 2,822,734 issued and outstanding at June 30, 2000.         29
     Common stock  -- $.01 par value; 25,000,000 shares authorized;
      6,659,956 shares issued and outstanding at June 30, 2000 .....         68
     Class B Common Stock  -- $.01 par value, 10,000,000 shares
      authorized and none issued and outstanding at June 30, 2000 ..       --
Additional paid-in capital .........................................     32,930
Retained earnings ..................................................      8,228
                                                                       --------
     Total stockholders' equity ....................................     41,255
                                                                       --------
     Total liabilities and stockholders' equity ....................   $ 72,175
                                                                       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                               THREE MONTHS                  SIX MONTHS
                                               ENDED JUNE 30                ENDED JUNE 30
                                         -------------------------    -------------------------
                                            2000           1999          2000           1999
                                         -----------    ----------    -----------    ----------
Revenues:
     Oil and gas sales...............    $    11,334    $    4,845    $    21,948    $    8,672
     Operator and management fees....            321           237            669           479
     Interest and other..............             52             8            107            12
                                         -----------    ----------    -----------    ----------
          Total Revenues.............         11,707         5,090         22,724         9,163
                                         -----------    ----------    -----------    ----------
Costs and Expenses:
     Lease operating.................          2,676         1,534          5,384         3,034
     Workover........................            103            44            106            46
     Production taxes................          1,094           338          2,193           612
     General and administrative......            583           449          1,130           896
     Depletion, depreciation and
       amortization..................          1,646         1,069          3,441         2,094
     Interest........................            327           535            709         1,082
                                         -----------    ----------    -----------    ----------
          Total expenses.............          6,429         3,969         12,963         7,764
                                         -----------    ----------    -----------    ----------
Income (loss) before income taxes....          5,278         1,121          9,761         1,399
Provision for income taxes...........         (1,768)         (424)        (3,270)         (529)
                                         -----------    ----------    -----------    ----------
Net income...........................    $     3,510    $      697    $     6,491    $      870
Preferred stock dividend.............           (684)       --             (1,255)       --
                                         -----------    ----------    -----------    ----------
Net income attributable to common
  shareholders.......................    $     2,826    $      697    $     5,236    $      870
                                         ===========    ==========    ===========    ==========
Basic net income per share...........    $       .42    $      .11    $       .79    $      .13
                                         ===========    ==========    ===========    ==========
Basic weighted average shares........      6,655,954     6,555,126      6,638,523     6,555,126
                                         ===========    ==========    ===========    ==========
Diluted net income per share.........    $       .27    $      .10    $       .49    $      .13
                                         ===========    ==========    ===========    ==========
Diluted weighted average shares......     13,190,859     6,721,681     13,288,567     6,789,882
                                         ===========    ==========    ===========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                             2000        1999
                                                           --------    --------
Cash flows from operating activities:
Net income .............................................   $  6,491    $    870
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
     Depletion, depreciation and amortization ..........      3,441       2,094
     Deferred income tax provision .....................      2,894         529
     Accounts receivable ...............................     (2,239)        134
     Other assets ......................................        166         (52)
     Accounts payable and accrued liabilities ..........       (602)       (862)
     Revenue royalties payable .........................      1,029         260
                                                           --------    --------
          Net cash provided by operating activities ....     11,180       2,973
                                                           --------    --------
Cash flows from investing activities:
     Proceeds from sale of assets ......................        194        --
     Additions to oil and gas properties ...............     (8,310)     (1,674)
     Additions of office and other equipment ...........        (36)        (51)
                                                           --------    --------
          Net cash used in investing activities ........     (8,152)     (1,725)
                                                           --------    --------
Cash flows from financing activities:
     Proceeds from issuance of common stock ............        253        --
     Preferred stock dividends paid in cash ............       (139)       --
     Repayments of long-term debt ......................     (3,000)     (1,000)
                                                           --------    --------
          Net cash used in financing activities ........     (2,886)     (1,000)
                                                           --------    --------
Net increase in cash and cash equivalents ..............        142         248
Cash and cash equivalents -- beginning of period .......      1,223         423
                                                           --------    --------
Cash and cash equivalents -- end of period .............      1,365         671
                                                           ========    ========
Supplemental disclosure of cash flow information:
     Interest paid in cash .............................   $  1,039    $  1,348
                                                           ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  -- ORGANIZATION AND ACCOUNTING POLICIES

     ORGANIZATION AND BASIS OF PRESENTATION

     Texoil, Inc. ("Texoil" or the "Company") operates a single business segment involved in the acquisition, development and production of, and exploration for, crude oil, natural gas and related products primarily in Texas and Louisiana. The financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the statements reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     NET INCOME PER COMMON SHARE

     Basic net income per common share is computed based on the weighted average shares of common stock outstanding. Net income per share computations to reconcile basic and diluted net income for the quarters ended June 30, 2000 and 1999, consist of the following (in thousands, except share and per share data):

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     JUNE 30                     JUNE 30,
                                            -------------------------    -------------------------
                                               2000           1999          2000           1999
                                            -----------    ----------    -----------    ----------
Net income available for common.........    $     2,826    $      697    $     5,236    $      870
Basic weighted average shares...........      6,655,954     6,555,126      6,638,523     6,555,126
Effect of dilutive securities:
     Warrants...........................        210,752        38,042        182,337        62,833
     Options............................        558,844       128,513        702,399       171,923
     Awards.............................         --            --             --            --
     Convertible preferred stock........      5,765,309        --          5,765,308        --
                                            -----------    ----------    -----------    ----------
Diluted weighted average shares.........     13,190,859     6,721,681     13,288,567     6,789,882
Per common share net income:
     Basic..............................    $       .42    $      .11    $       .79    $      .13
     Diluted............................    $       .27    $      .10    $       .49    $      .13

NOTE 2:  -- NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the gains and losses on derivatives to offset related results on the hedged item either in the income statement or in the statement of stockholders" equity, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The statement is effective for fiscal

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (CONTINUED)

years beginning after June 15, 2000. The Company is currently evaluating the new standard but has not yet determined the impact it will have on its financial position and results of operations.

NOTE 3:  -- PREFERRED STOCK

     In November 1999, the Company closed a private placement of 2,750,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") at a price of $8.00 per share. The Series A Preferred Stock is convertible into Common Stock on a two-for-one share basis, at any time at the Investor's option. Alternatively, after December 31, 2002, the Series A Preferred Stock is mandatorily convertible into Class B Common Stock on a two-for-one share basis if the Company achieves certain net asset and per share values. Common Stock and Class B Common Stock are identical in all rights, except that Class B Common stockholders have the right to elect certain directors.

     Holders of the Series A Preferred Stock are entitled to receive dividends at a rate of 9% per annum, payable quarterly. In accordance with the terms of the Preferred Stock Agreement, at funding, holders were entitled to elect to receive dividends in additional preferred shares or in cash. Approximately 82% of such holders elected dividends payable in additional preferred shares. After December 31, 2001, the Company, in its sole discretion, may elect to pay dividends in cash rather than in additional preferred shares. Preferred Stock issued as dividends are computed as the number of shares required to achieve a 9% per annum dividend, based on a contractually specified price of $8.00 per share. In accordance with generally accepted accounting principles, such Preferred Stock dividends are recorded at their estimated fair value as earned, rather than the contractually specified price. During the second quarter of 2000, the Company recorded the preferred stock dividends at an estimated fair value of $11.18 per preferred share, or $5.59 per equivalent common share. This estimate was based solely on factors directly related to the marketability of the preferred securities during the second quarter of 2000, including the terms of the preferred stock agreement and existing markets, if any, for such shares. Contractual terms that were considered included the dividend rate, liquidation preference, conversion options and mandatory conversion requirements, the lack of redemption features and other provisions of the preferred stock agreement. In addition, the Company considered the lack of market liquidity for such preferred shares and the limited liquidity in the underlying market for its common shares. The estimated fair value of the Preferred Stock during the second quarter of 2000 is approximately 9% below the average closing price of the underlying common stock. The average underlying common stock price, based on the daily close, during the second quarter was $6.148 per share and the average trading volume was approximately 19,644 shares per day. Future estimates of fair value will vary from those amounts.

NOTE 4:  -- CREDIT AGREEMENT

     The Company has a revolving credit agreement ("Credit Agreement") with two banks to finance property acquisitions and for temporary working capital requirements. The Credit Agreement is currently being amended to provide up to $100.0 million in available borrowings, limited by a borrowing base (as defined in the Credit Agreement) which was $50.0 million at June 30, 2000. As of June 30, 2000, borrowings outstanding under the Credit Agreement were $19.0 million. The borrowing base is redetermined annually by the bank pursuant to the Credit Agreement (or more frequently at the option of the Company) and is reduced at a rate of $1.0 million per month commencing September 1, 2000. Amendments to the Credit Agreement will result in certain reductions to commitment fees and interest. In particular, the facility fees on borrowing base increases are being reduced to 1/2% and interest rates are being reduced to the prime rate plus 0% --1/4% depending on the level of borrowings outstanding. In addition, interest rates based on the optional London Interbank Offering Rate ("LIBOR") are being reduced to LIBOR plus 1 1/2 --2%, depending on the level of borrowings outstanding. The average interest rates paid to the lender were 7.9% and 7.3% for the six months ended June 30, 2000 and 1999, respectively. The Company has granted first mortgages, assignments of production, security agreements and other encumbrances on its oil

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (CONTINUED)

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

NOTE 5:  -- HEDGING ACTIVITIES

  OIL AND GAS PRICES

     The Company has entered into various oil and gas hedging contracts in an effort to manage its exposure to product price volatility. Under these contracts, the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. Such amounts are reflected in oil and gas sales in the accompanying financial statements. Amounts received or paid under such hedging and financial instrument contracts resulted in a decrease to oil and gas sales of $1,741,855 and $2,704,151 for the three and six months ended June 30, 2000, respectively, as compared to an increase in oil and gas sales of $9,225 and $100,225 for the same period in 1999. For the six months ended June 30, 2000, the Company sold 540,000 MMBtu at a fixed price of $2.16 per MMBtu, and 420,000 MMBtu at an average fixed price of $2.79 per MMBtu under two natural gas swap agreements. In addition to these amounts, the Company has various fixed price swap contracts for July 2000 through October 2000 covering 600,000 MMBtu of natural gas at a per-unit average price of $2.35 based on Houston Ship Channel/Beaumont Index pricing. The Company is also subject to a natural gas hedge, structured as a costless collar, for the period of August 2000 through July 2001, for 150,000 MMBtu per month, at a floor price of $3.25 per MMBtu and a ceiling price of $5.25 per MMBtu. For the six months ended June 30, 2000, the Company sold 300,000 Bbls at prices ranging from $19.25 to $23.10 per barrel. The Company also has fixed price swaps covering 125,000 Bbls of oil at prices averaging $19.78 per Bbl for the period of July 2000 through November 2000. In addition, the Company is subject to crude oil hedges, structured as a costless collar, for 25,000 barrels of oil per month for July through December 2000, with a floor price of $20.50 per barrel and a ceiling price of $30.55 per barrel, and 25,000 Bbls per month for the period August 2000 through January 2001 with a floor price of $24.00 per barrel and a ceiling price of $31.27 per barrel.

  INTEREST RATES

     The Company entered into an interest rate swap effective November 5, 1998, which fixed the floating portion of its interest rate of 5.25% on $12,000,000 notional amount for the period from November 5, 1998 through November 6, 2000. For the three and six months ended June 30, 2000, the Company was paid $34,563 and $53,754, respectively, pursuant to this swap, which has been recorded as an adjustment to interest expense. For the comparable period of 1999, the Company paid $9,826 and $17,618, respectively.

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

GENERAL

     Texoil is an independent oil and gas company engaged in the acquisition and development of oil and gas reserves through a diversified program, which includes purchases of oil and gas reserves, re-engineering, development and exploration activities currently focused in Texas and Louisiana. As further discussed herein, future growth in assets, earnings, cash flows and share values are dependent upon the Company's ability to acquire, discover and develop commercial quantities of oil and gas reserves that can be produced at a profit and assemble an oil and gas reserve base with a market value exceeding its finding and production costs.

     Oil and gas prices, particularly the price of crude oil, have increased significantly from the depressed levels which existed during 1998 and early 1999. Texoil's business strategy and pro-active reaction to declining prices has allowed the Company to emerge from the low-price period with significantly increased reserves and production levels, which have led to increased revenues, cash flows and earnings.

     Management believes that the Company's growth and performance during the low-price cycle has enhanced its credibility and standing in the industry with sellers and financial institutions. Management further believes that the acquisition and divestiture market will continue to provide opportunities for additional growth, along with development and exploration projects that are presently in inventory. These factors and the Company's financial resources should allow Texoil to compete effectively for corporate and asset acquisitions that are consistent with its business strategy. However, prevailing commodity prices may result in seller price expectations that the Company considers unreasonable and, therefore, further acquisition opportunities could be economically limited.

     Texoil expects to continue to focus on acquisitions and capital expenditures that can result in increased production and operating cost reductions, on a per-unit basis. The current corporate strategy is merely an expansion and adaptation of the business plan which was conceived and implemented in 1996, and has resulted in significant growth to date. Following is a brief outline of management's current plans.

     1) Acquire oil and gas properties with producing reserves, current cash flows and development and exploration potential.

     2)  Complete field studies and implement development programs.

     3) Continue the Company's exploration program; solicit industry partners on a promoted basis.

     4) Continue activities directed toward reducing per-unit operating and general administrative costs on a long-term sustained basis.

     5) Actively pursue corporate acquisitions or mergers as a means of growth, increasing common share value and liquidity.

     6)  Increase equity, long-term or project financing, as necessary.

     In addition to its fundamental business strategy, the Company intends to actively pursue corporate acquisitions or mergers as a means of continued growth, increasing share value or creating liquidity for its shareholders. Management believes that the industry will consolidate and that opportunities may become available to acquire corporate entities, effect business combinations, or merge with or be acquired by another corporation. Management intends to consider any such opportunities which may become available and are beneficial to shareholders. The primary financial considerations in the evaluation of any such potential transaction include, but are not limited to:
(1) the ability of small cap oil and gas companies to gain recognition and favor in the public markets; (2) growth in share price; (3) shareholder liquidity, and
(4) capital formation and cost of capital.

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

     Capitalized costs include payroll and related costs of technical personnel which are directly attributable to the Company's oil and gas acquisition, exploration and development activities. Amounts capitalized for the three and six months ended June 30, were $169,000 and $355,000 for 2000 and $162,000 and $331,000 for 1999, respectively. The Company capitalizes interest attributable to oil and natural gas properties which are not subject to amortization and are in the process of being evaluated. Included in the unevaluated capitalized costs for the three and six months ended June 30, are interest costs of $99,000 and $197,000 for 2000 and $123,000 and $236,000 for 1999, respectively.

     At the end of the second quarter of 2000, the Company's full-cost ceiling exceeded its net capitalized costs. Net capitalized costs could exceed the full-cost ceiling in future periods due to downward revisions to estimated proved reserve quantities, declines in oil and gas prices, increases in operating costs, unsuccessful exploration and development activities or other factors which cannot be reasonably predicted by the Company. Once recorded, a write-down of oil and gas properties cannot be reversed at a later date even if the estimated reserve quantities or oil and gas prices subsequently increase. Management believes that current reserve estimates, which represent the basis for calculating limitations on capitalized costs, are reasonable under present operating conditions and circumstances. However, reserve estimates and forecasts are inherently imprecise and, therefore, subject to significant future changes.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

     The Company recorded a net income of $3,510,000 and $697,000 for three months ended June 30, 2000 and 1999, respectively. The $2,813,000 increase in the Company's comparative net income resulted primarily from the following factors:

                                         NET AMOUNT CONTRIBUTING
                                         TO INCREASE (DECREASE)
                                              IN NET INCOME
                                         -----------------------
                                                 (000'S)
Oil and gas sales....................            $ 6,489
Lease operating and workover
  expenses...........................             (1,201)
Production taxes.....................               (756)
General and administrative
  expenses...........................               (134)
Depletion, depreciation and
  amortization expense ("DD&A")......               (577)
Interest expense.....................                208
Other income  -- net.................                128
Provision for income taxes...........             (1,344)
                                                 -------
                                                 $ 2,813
                                                 =======

     The following discussion applies to the changes in the composition of net income shown above.

     The $6,489,000 or 134% increase in net oil and gas sales is attributable to the increase in production volumes resulting from the acquisition and development of properties and an increase in average realized prices as shown in the table presented immediately below.

                                                          THREE MONTHS ENDED
                                          PERCENT              JUNE 30,
                                          INCREASE        -------------------
                                         (DECREASE)        2000         1999
                                         ----------       ------       ------
Gas Production (MMcf)................        26%           1,325        1,051
Oil Production (MBbls)...............        69%             296          175
Barrel of oil equivalent (MBOE)......        48%             517          350
Average Price Gas (per Mcf)..........        48%          $ 3.40       $ 2.30
Average Price Oil (per Bbl)..........        46%          $23.06       $15.80
Average Price per BOE................        58%          $21.93       $13.84

     Lease operating expenses and workover costs increased $1,201,000 or 76%. The increase is a result of increased production volumes resulting from the acquisition and development of oil and gas properties. Production taxes increased by $756,000 or 224% due to increased production volumes and revenues.

     General and administrative costs increased $134,000 or 30%. The percentage increase in general and administrative expenses was less than the increases in production and revenues as a result of both continuing cost containment efforts and production increases. On a BOE basis, general and administrative expenses actually were reduced by 12% in 2000 over 1999 levels. The dollar increase is comprised primarily of increases in management, operating and administrative staffing associated with the Company's growth. The Company must attract and retain competent management, technical and administrative personnel to pursue its business strategy and fulfill its contractual obligations.

     The $577,000 or 54% increase in DD&A expenses is primarily due to the increase in oil and gas production volumes and capitalized balances subject to DD&A, offset by increases in estimated recoverable reserves, resulting from the acquisition and development of gas and oil properties. Refer to the discussion of DD&A for the six month periods ended June 30, 2000 and 1999, below for information related to capitalized costs and reserves used to calculate DD&A.

     Interest expense decreased by $208,000 primarily due to a reduction in long-term debt and repayment of $10,000,000 of convertible subordinated notes.

     Other income increased $128,000 for the three months ended June 30, 2000, principally due to increased operations and overhead reimbursements.

     The provision for income taxes increased $1,344,000 as a result of the increase in net income before taxes.

  SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

     The Company recorded a net income of $6,491,000 and $870,000 for six months ended June 30, 2000 and 1999, respectively. The $5,621,000 increase in the Company's comparative net income resulted primarily from the following factors:

                                         NET AMOUNT CONTRIBUTING
                                          TO INCREASE (DECREASE)
                                              IN NET INCOME
                                         ------------------------
                                                 (000'S)
Oil and gas sales....................            $13,276
Lease operating and workover
  expenses...........................             (2,410)
Production taxes.....................             (1,581)
General and administrative
  expenses...........................               (234)
Depletion, depreciation and
  amortization expense ("DD&A")......             (1,347)
Interest expense.....................                373
Other income  -- net.................                285
Provision for income taxes...........             (2,741)
                                                 -------
                                                 $ 5,621
                                                 =======

     The following discussion applies to the changes in the composition of net income shown above.

     The $13,276,000 or 153% increase in net oil and gas sales is attributable to the increase in production volumes resulting from the acquisition and development of properties and an increase in average realized prices as shown in the table presented immediately below.

                                                             SIX MONTHS ENDED
                                           PERCENT               JUNE 30,
                                          INCREASE           ----------------
                                         (DECREASE)           2000      1999
                                         -----------         ------    ------
Gas Production (MMcf)................        36%              2,665     1,961
Oil Production (MBbls)...............        74%                597       343
Barrel of oil equivalent (MBOE)......        55%              1,041       670
Average Price Gas (per Mcf)..........        44%             $ 2.99    $ 2.07
Average Price Oil (per Bbl)..........        74%             $23.43    $13.43
Average Price per BOE................        63%             $21.08    $12.94

     Lease operating expenses and workover costs increased $2,410,000 or 78%. The increase is a result of increased production volumes resulting from the acquisition and development of oil and gas properties. Production taxes increased by $1,581,000 or 258% due to increased production volumes and revenues.

     General and administrative costs increased $234,000 or 26%. The percentage increase in general and administrative expenses was less than the increases in production and revenues as a result of both continuing cost containment efforts and production increases. On a BOE basis, general and administrative expenses actually were reduced by 19% in 2000 over 1999 levels. The dollar increase is comprised primarily of increases in management, operating and administrative staffing associated with the Company's growth. The Company must attract and retain competent management, technical and administrative personnel to pursue its business strategy and fulfill its contractual obligations.

     The $1,347,000 or 64% increase in DD&A expenses is primarily due to the increase in oil and gas production volumes and capitalized balances subject to DD&A, offset by increases in estimated recoverable reserves, resulting from the acquisition and development of gas and oil properties. Capitalized costs included in the full-cost pool and subject to DD&A were $69.5 million and $45.6 million at June 30, 2000 and 1999, respectively. In addition, estimated future development costs associated with proved undeveloped reserves in the amount of $26.4 million and $14.6 million at June 30, 2000 and 1999, respectively, were included in the DD&A calculations. The proved reserve quantities used for the calculation of DD&A were approximately 27.2 million BOE in 2000.

     Interest expense decreased by $373,000 primarily due to a reduction in long-term debt and repayment of $10,000,000 of convertible subordinated notes.

     Other income increased $285,000 for the six months ended June 30, 2000, principally due to increased operations and overhead reimbursements.

     The provision for income taxes increased $2,741,000 as a result of the increase in net income before taxes.

IMPACT OF ACQUISITION AND DEVELOPMENT ACTIVITIES

     Management presently estimates that production volumes for the year 2000 will approximate 1.2 million Bbls and 5.4 Bcf, representing an increase of 57% and 28%, respectively, over the year 1999. These estimates are predicated on the results of operations for the six months ended June 30, 2000, reserve reports prepared by independent third parties and management's expectations, but are subject to change resulting from numerous uncontrollable factors. In connection with its acquisitions, the Company generally implements a capital expenditures program, which it refers to as "re-engineering activities", designed to increase production or arrest natural or mechanical production declines, as well as lower recurring expenses. Thereafter, the Company conducts detailed field studies designed to isolate development and exploration opportunities, if any. The Company has identified projects in its existing property portfolio related to proved behind-pipe and undeveloped reserves and to exploratory prospects. Future cash flows could be favorably affected if current price levels are sustained, if reductions to per-unit operating costs can be achieved or by the development of additional reserve quantities. No assurance can be given, however, that the Company will be able to successfully and economically develop additional reserves or that commodity prices will not decline.

IMPACT OF CHANGING PRICES

     Texoil's revenues and the carrying value of its oil and gas properties are subject to significant change due to the volatility of oil and gas prices. Should prices decrease or fail to remain at levels which will facilitate repayment of debt and reinvestment of cash flow to replace current production, the Company could experience difficulty in developing its assets and continuing its growth.

HEDGING ACTIVITIES

     The Company implemented certain hedging activities in May of 1999, in direct response to market conditions. The intent of the hedging strategy was to "lock-in" profits and cash flows greater than realized during 1998 and early 1999. Management expects to continue to hedge some portion of production and believes its hedging strategy will result in greater predictability of internally generated funds, which can be dedicated to capital development projects and corporate obligations. In general, the Company has entered into fixed price swaps for 150,000 MMBtus of gas production per month through October 2000, at prices ranging from $2.16 to $2.63 per MMBtu. The Company is also subject to a natural gas hedge, structured as a costless collar for the period of August 2000 through July 2001, for 150,000 MMBtu per month, at a floor price of $3.25 per MMBtu and a ceiling price of $5.25 per MMBtu. Monthly quantities of oil hedged total 25,000 Bbls per month over the period July 2000 through November 2000, at prices ranging from $19.23 per Bbl to $23.10 per Bbl. In addition, the Company is subject to crude oil hedges, structured as a costless collar, for 25,000 barrels of oil per month for July through December 2000, with a floor price of $20.50 per barrel and a ceiling price of $30.55 per barrel and 25,000 Bbls per month for the period August 2000 through January 2001 with a floor price of $24.00 per Bbl and a ceiling price of $31.27 per Bbl. Amounts paid under such hedging and financial instrument contracts decreased oil and gas sales by $1,741,855 and $2,704,151 for the three and six months ended June 30, 2000. Texoil does not engage in speculative trading activities and does not hedge all available or anticipated quantities. Texoil's strategy involves the following factors:

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to finance its future acquisition, development and exploration activities through cash flow from operating activities, its bank credit facility, sale of non-strategic assets, various means of corporate and project finance and ultimately through the issuance of additional securities, as and if necessary. In addition, the Company intends to continue to subsidize drilling activities through the sale of participations to industry partners. Financing activities have resulted in a net reduction of debt in the amount of $15.5 million as follows:

                                                                JUNE 30
                                                          -------------------
                                                           2000         1999
                                                          ------       ------
                                                              (MILLIONS)
Balances outstanding:
     Long-term debt...................................    $ 19.0       $ 24.5
     Convertible subordinated debt....................    $ --         $ 10.0
                                                          ------       ------
                                                          $19.00       $ 34.5
                                                          ======       ======

     The Company has set a goal of $50.0 million of capital expenditures over the next two years. Accordingly, it is likely that the Company will incur additional debt in connection with acquisition activities or corporate acquisitions or mergers, if any.

CONVERTIBLE PREFERRED STOCK OFFERING

     In November 1999, Texoil issued 2,750,000 shares of Series A Convertible Preferred Stock at $8.00 per share, convertible into two (2) shares of common stock. Preferred shareholders may elect to convert to common at any time. Alternatively, such shares are mandatorily convertible, after December 31, 2002, based on the achievement of certain net asset and per share values. Net proceeds were used to reduce bank indebtedness, repay convertible subordinated notes and for other corporate purposes. The dividend rate is

9% per annum, payable quarterly. In accordance with the terms of the Preferred Stock Agreement, at funding, holders were entitled to elect to receive dividends in additional preferred stock or in cash. Approximately 82% of such holders elected dividends payable in additional preferred shares. After December 31, 2001, the Company, in its sole discretion, may elect to pay dividends in cash rather than in additional preferred shares. In 2000 and 2001, the Company expects to issue approximately 213,000 and 278,000 shares of preferred stock, respectively. The cash dividend component is expected to be approximately $356,000 in both 2000 and 2001.

CREDIT FACILITY

     The Company has a revolving Credit Agreement with two banks which is currently being amended. The new agreement (which has been approved) will provide up to $100.0 million in available borrowings, limited by a borrowing base as redetermined at least annually. Modifications include interest rate, commitment fee and facility fee reductions, among other items. The borrowing base is $50.0 million and borrowings outstanding at June 30, 2000, were $19.0 million.

CASH FLOW FROM OPERATING ACTIVITIES

     For the six months ended June 30, 2000, the Company's net cash provided by operating activities was $11.1 million, up $8.2 million from the prior year. These increases are directly attributable to the increases in production resulting from acquisitions and development activities and increases in oil and gas prices. The Company expects its acquisition and development activities to significantly increase cash provided by operating activities in 2000.

CAPITAL EXPENDITURES

     The Company's oil and gas capital expenditures for the six month periods ended June 30, 2000 and 1999, were $8.2 million and $2.1 million, respectively.

     Capital expenditures in 2000 were financed from cash flow. Management believes the Company can compete successfully for new acquisition opportunities; therefore, the Company has focused a large part of its efforts toward new corporate and asset acquisitions, which are expected to include both proved and exploratory assets. Certain exploration and development projects have been deferred in favor of anticipated industry opportunities. In particular, the Company has deferred projects which are "held-by-production" in favor of projects with definitive lease expirations. The Company's business strategy has always been to shift its emphasis among acquisitions, development and exploratory activities, consistent with changes in the marketplace. Accordingly, the Company's capital budget is subject to change.

     Texoil expects to incur capital expenditures related to its existing portfolio of properties for re-engineering facilities (surface and down-hole), restoring shut-in wells to production and recompletions. In addition, the Company expects to drill certain development wells in existing fields. The Company also expects to make additional capital expenditures to maintain leases and complete the interpretation of 3-D seismic data associated with certain exploratory and development projects. Texoil will continue its practice of soliciting partners, on a promoted basis, for higher risk projects.

     Texoil has increased its capital expenditure budget for fiscal 2000 to a total of $14.2 million, including acquisitions closed through June 30, 2000. Based solely on its existing portfolio of properties and projects, the Company presently expects to incur the following capital expenditures during the remainder of 2000 and in 2001:

                                         2000       2001
                                         ----       -----
Development of proved properties:
     Re-engineering and well
      recompletions(1)...............    $3.4       $ 2.3
     Drilling........................     1.0         5.7
Exploration
     Land, geological &
      geophysical....................      .7          .5
     Drilling........................      .9         1.5
                                         ----       -----
                                         $6.0       $10.0
                                         ====       =====

------------

(1) Includes expenditures associated with facilities, equipment, compression saltwater disposal, restoring shut-in wells to production and recompletions to other productive zones.

     Management believes projected expenditures will result in increased production, cash flows and reserve value and will further expose the Company to potentially significant upside from exploration. Management further believes the deferral of certain projects will not result in any material losses. Should the Company be unable to acquire new properties, or make corporate acquisitions, capital expenditures associated with existing properties could be adjusted.

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

                                          TEXOIL, INC.

Date:  August 10, 2000                    By: /s/ FRANK A. LODZINSKI
                                              ----------------------------------
                                              FRANK A. LODZINSKI
                                              CEO PRESIDENT AND