Form 10QSB
period 2000-09-30
TEXOIL INC /NV/
filed 2000-11-08
CIK 748856

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,666,525 shares of common stock, $.01 par value, issued and outstanding at November 2, 2000.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                                  TEXOIL, INC.
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
     CONSOLIDATED FINANCIAL
      STATEMENTS:
     Consolidated Balance Sheet as of September 30, 2000................      3
     Consolidated Statements of Income
       for the three and nine months ended September 30, 2000 and 1999.. 4 Consolidated Statements of Cash Flows
       for the nine months ended September 30, 2000 and 1999............      5
     Notes to Consolidated Financial Statements.........................      6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATION...............................      9
PART II.  OTHER INFORMATION.............................................     18

                                  TEXOIL, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       SEPTEMBER 30,
                                                                           2000
                                                                       -------------
ASSETS:
Current Assets:
     Cash and cash equivalents .....................................   $       1,721
     Accounts receivable and other .................................           8,746
     Other current assets ..........................................           1,649
                                                                       -------------
          Total current assets .....................................          12,116
                                                                       -------------
Property, plant and equipment, at cost:
     Oil and natural gas properties (full-cost method)
          Evaluated properties .....................................          71,538
          Unevaluated properties ...................................           5,015
Office and other equipment .........................................             803
                                                                       -------------
                                                                              77,356
Less -- accumulated depletion, depreciation and amortization .......         (15,022)
                                                                       -------------
Net property, plant and equipment ..................................          62,334
                                                                       -------------
Other assets, net ..................................................             273
                                                                       -------------
          Total assets .............................................   $      74,723
                                                                       =============
Liabilities and Stockholders' Equity:
Current liabilities:
     Accounts payable and accrued liabilities ......................   $       5,057
     Revenue royalties payable .....................................           3,917
                                                                       -------------
          Total current liabilities ................................           8,974
                                                                       -------------
Long-term debt .....................................................          14,500
Deferred tax liability .............................................           6,079
Stockholders' equity:
     Series A Preferred Stock -- 9% cumulative, $.01 par value
      and liquidation preference of $8.00 per share, 10,000,000
      shares authorized; 2,936,487 issued and outstanding at
      September 30, 2000 ...........................................              29
     Common stock -- $.01 par value; 25,000,000 shares authorized;
      6,665,402 shares issued and outstanding at September 30, 2000               68
     Class B Common Stock -- $.01 par value, 10,000,000 shares
      authorized and none issued and outstanding at September 30,
      2000 .........................................................            --
Additional paid-in capital .........................................          33,669
Retained earnings ..................................................          11,404
                                                                       -------------
          Total stockholders' equity ...............................          45,170
                                                                       -------------
          Total liabilities and stockholders' equity ...............   $      74,723
                                                                       =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                               THREE MONTHS                  NINE MONTHS
                                            ENDED SEPTEMBER 30           ENDED SEPTEMBER 30
                                         -------------------------    -------------------------
                                            2000           1999          2000           1999
                                         -----------    ----------    -----------    ----------
Revenues:
     Oil and gas sales...............    $    12,600    $    5,253    $    34,548    $   13,925
     Operator and management fees....            290           241            959           720
     Interest and other..............             57            69            164            81
                                         -----------    ----------    -----------    ----------
          Total Revenues.............         12,947         5,563         35,671        14,726
                                         -----------    ----------    -----------    ----------
Costs and Expenses:
     Lease operating.................          3,110         1,561          8,494         4,595
     Workover........................             57            41            163            87
     Production taxes................          1,322           435          3,515         1,047
     General and administrative......            642           507          1,772         1,403
     Depletion, depreciation and
       amortization..................          1,580         1,391          5,021         3,485
     Interest........................            246           759            955         1,841
                                         -----------    ----------    -----------    ----------
          Total expenses.............          6,957         4,694         19,920        12,458
                                         -----------    ----------    -----------    ----------
Income before income taxes...........          5,990           869         15,751         2,268
Provision for income taxes...........         (2,006)         (328)        (5,276)         (858)
                                         -----------    ----------    -----------    ----------
Net income...........................    $     3,984    $      541    $    10,475    $    1,410
Preferred stock dividends............           (808)       --             (2,063)       --
                                         -----------    ----------    -----------    ----------
Net income attributable to common
  shareholders.......................    $     3,176    $      541    $     8,412    $    1,410
                                         ===========    ==========    ===========    ==========
Basic net income per share...........    $       .48    $      .08    $      1.27    $      .22
                                         ===========    ==========    ===========    ==========
Basic weighted average shares........      6,660,963     6,555,126      6,646,057     6,555,126
                                         ===========    ==========    ===========    ==========
Diluted net income per share.........    $       .30    $      .08    $       .79    $      .21
                                         ===========    ==========    ===========    ==========
Diluted weighted average shares......     13,182,536     6,738,210     13,326,171     6,779,168
                                         ===========    ==========    ===========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TEXOIL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                           2000          1999
                                                          -------       ------
Cash flows from operating activities:
Net income..............................................  $10,475       $1,410
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depletion, depreciation and amortization...........    5,021        3,485
     Deferred income tax provision......................    5,276          858
     Accounts receivable................................   (2,494)          (2)
     Other assets.......................................     (617)        (661)
     Accounts payable and accrued liabilities...........       59          273
     Revenue royalties payable..........................    1,119          608
                                                          -------       ------
          Net cash provided by operating activities.....   18,839        5,971
                                                          -------       ------
Cash flows from investing activities:
     Proceeds from sale of assets.......................      577         --
     Additions to oil and gas properties................  (11,407)      (7,645)
     Additions of office and other equipment............      (57)        (143)
                                                          -------       ------
          Net cash used in investing activities.........  (10,887)      (7,788)
                                                          -------       ------
Cash flows from financing activities:
     Proceeds from long-term debt and other.............     --          5,400
     Repayments of long-term debt.......................   (7,500)      (2,000)
     Proceeds from issuance of common stock.............      274         --
     Preferred stock dividends paid in cash.............     (228)        --
                                                          -------       ------
     Net cash used in financing activities..............   (7,454)       3,400
                                                          -------       ------
Net increase in cash and cash equivalents...............      498        1,583
Cash and cash equivalents -- beginning of period........    1,223          423
                                                          -------       ------
Cash and cash equivalents -- end of period..............  $ 1,721       $2,006
                                                          =======       ======
Supplemental disclosure of cash flow
  information:
     Interest -- paid in cash...........................  $ 1,437       $2,052
                                                          =======       ======
     Preferred Dividends -- paid in cash................  $   228       $ --
                                                          =======       ======

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

     NET INCOME PER COMMON SHARE

     Basic net income per common share is computed based on the weighted average shares of common stock outstanding. Net income per share computations to reconcile basic and diluted net income for the quarters ended September 30, 2000 and 1999, consist of the following (in thousands, except share and per share data):

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                            -------------------------    -------------------------
                                               2000           1999          2000           1999
                                            -----------    ----------    -----------    ----------
Net income available for common.........    $     3,176    $      541    $     8,412    $    1,410
Basic weighted average shares...........      6,660,963     6,555,126      6,646,057     6,555,126
Effect of dilutive securities:
     Warrants...........................        263,146        43,029        214,214        56,159
     Options............................        385,615       140,055        593,088       167,883
     Convertible preferred stock........      5,872,813        --          5,872,813        --
                                            -----------    ----------    -----------    ----------
Diluted weighted average shares.........     13,182,536     6,738,210     13,326,171     6,779,168
Per common share net income:
     Basic..............................    $       .48    $      .08    $      1.27    $      .22
     Diluted............................    $       .30    $      .08    $       .79    $      .21

NOTE 2: -- NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized in earnings currently, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged item either in the income statement or in the statement of stockholders' equity, and requires that a company formally document and assess the effectiveness of transactions that receive hedge accounting. The statement is effective for fiscal years beginning after June 15, 2000. Texoil has entered into various hedging contracts related to its oil and gas production. Refer to

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 5 for further information regarding the Company's hedge positions of September 30, 2000. At present, hedging gains or losses are reflected in Oil and Gas sales in the accompanying financial statements. Hedging positions, types of contracts and commodity prices are subject to change. The Company is currently evaluating the new standard but has not yet determined the impact it will have on its financial position and results of operations.

NOTE 3: -- PREFERRED STOCK

     Preferred stock dividends include $719,000 and $1,796,000 for the three and nine month ended September 30, 2000, respectively, which have been paid in additional preferred shares, rather than cash. In accordance with generally accepted accounting principles, dividends paid in kind are reflected in the accompanying financial statements at their estimated fair value, rather than contractual amounts specified in the preferred stock. The number of preferred shares issued are computed based on a 9% per annum dividend and a contractually specified price of $8.00 per share. During the third quarter of 2000, the Company recorded the preferred stock dividends at an estimated fair value of $13.38 per preferred share, or $6.69 per equivalent common share. This estimate was based solely on factors directly related to the preferred shares, including the dividend rate, liquidation preference, conversion options, mandatory conversion requirements, and the lack of redemption features. In addition, the Company considered the lack of market liquidity for such preferred shares and the limited liquidity in the underlying market for its common shares. The estimated fair value of the Preferred Shares during the third quarter of 2000 is approximately 9% below the average closing price of the underlying common stock. The average underlying common stock price, based on the daily close, during the third quarter was $7.348 per share and the average trading volume was approximately 44,000 shares per day. Future estimates of fair value may vary from those amounts.

NOTE 4: -- CREDIT AGREEMENT

     The Company has a revolving credit agreement ("Credit Agreement") with two banks to finance property acquisitions and for temporary working capital requirements. The Credit Agreement has been amended to provide up to $100.0 million in available borrowings, limited by a borrowing base (as defined in the Credit Agreement) which was $49.0 million at September 30, 2000. As of September 30, 2000, borrowings outstanding under the Credit Agreement were $14.5 million. The borrowing base is redetermined annually by the bank pursuant to the Credit Agreement (or more frequently at the option of the Company) and is reduced at a rate of $1.0 million per month commencing September 1, 2000. Amendments to the Credit Agreement resulted in certain reductions to commitment fees and interest. In particular, the facility fees on borrowing base increases have been reduced to 1/2% and interest rates have been reduced to the prime rate plus 0% - 1/4% depending on the level of borrowings outstanding. In addition, interest rates based on the optional London Interbank Offering Rate ("LIBOR") have been reduced to LIBOR plus 1 1/2 - 2%, depending on the level of borrowings outstanding. The average interest rates paid to the lender were 7.9% and 7.6% for the nine months ended September 30, 2000 and 1999, respectively. The Company has granted first mortgages, assignments of production, security agreements and other encumbrances on its oil and gas properties to the lender, as collateral, pursuant to the Credit Agreement. The Credit Agreement contains covenants which, among other things, restrict the payment of dividends on Common Stock, limit the amount of consolidated debt, limit the Company's ability to make certain loans and investments, and require that the Company remain in compliance with certain covenants of the Credit Agreement.

NOTE 5: -- HEDGING ACTIVITIES

  OIL AND GAS PRICES

     The Company has entered into various oil and gas hedging contracts in an effort to manage its exposure to product price volatility. Under these contracts, the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. Such amounts are reflected

                                  TEXOIL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

in oil and gas sales in the accompanying financial statements. Amounts received or paid under such hedging and financial instrument contracts resulted in a decrease to oil and gas sales of $1,883,375 and $4,587,526 for the three and nine months ended September 30, 2000, respectively, as compared to a decrease in oil and gas sales of $674,484 and $574,259 for the same periods in 1999. For the nine months ended September 30, 2000, the Company sold 720,000 million Btu's ("MMBtu") at a fixed price of $2.16 per MMBtu, and 600,000 MMBtu at an average fixed price of $2.74 per MMBtu under two natural gas swap agreements. In addition to these amounts, the Company has various fixed price swap contracts which expire in October 2000 covering 150,000 MMBtu of natural gas at a per-unit average price of $2.35 based on Houston Ship Channel/Beaumont Index pricing. The Company is also subject to a natural gas hedge, structured as a costless collar, for the period of October 2000 through July 2001, for 150,000 MMBtu per month, at a floor price of $3.25 per MMBtu and a ceiling price of $5.25 per MMBtu. For the nine months ended September 30, 2000, the Company sold 375,000 barrels ("Bbls") at prices ranging from $19.25 to $23.10 per Bbl. The Company has a fixed price swap covering a total of 50,000 Bbls of oil at prices averaging $19.35 per Bbl which expires in November 2000. In addition, the Company is subject to crude oil hedges, structured as a costless collar, for 25,000 Bbl of oil per month for October through December 2000, with a floor price of $20.50 per barrel and a ceiling price of $30.55 per barrel; 25,000 Bbls per month for the period October 2000 through January 2001 with a floor price of $24.00 per barrel and a ceiling price of $31.27 per Bbl; and 20,000 Bbls per month for the period October 2000 through March 2001 with a floor price of $27.00 per Bbl and a ceiling price of $33.65 per Bbl.

  INTEREST RATES

     The Company entered into an interest rate swap effective November 5, 1998, which fixed the floating portion of its interest rate of 5.25% on $12,000,000 notional amount for the period from November 5, 1998 through November 6, 2000. For the three and nine months ended September 30, 2000, the Company was paid $40,023 and $93,777, respectively, pursuant to this swap, which has been recorded as an adjustment to interest expense. For the comparable period of 1999, the Company received $139 and paid $17,480, respectively.

NOTE 6: -- SUBSEQUENT EVENT

     On October 13, 2000 Texoil closed an acquisition of proved properties in South Texas, which adds approximately 17 billion cubic feet of natural gas and 126,000 barrels of associated oil and condensate to Texoil's reserves. The properties will immediately add approximately 3.8 million cubic feet of gas per day ("MMcfd") to Texoil's daily production. Management believes that the properties, which are located primarily in Colorado and Goliad Counties, have additional exploration and development potential. Texoil also acquired certain 2-D and 3-D seismic data and undeveloped acreage. The acquisition price, paid at closing, was approximately $9.9 million, net of closing adjustments.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION -- (CONTINUED)

     Management believes that Texoil's significant growth and financial performance have enhanced its credibility and standing in the industry. Management further believes that the acquisition and divestiture market will continue to provide opportunities for additional growth. These factors and the Company's financial resources should allow Texoil to compete effectively for acquisitions that are consistent with its business strategy. However, prevailing commodity prices may result in seller price expectations that the Company considers unreasonable and, therefore, further acquisition opportunities could be economically limited.

     Further growth may also be achieved, without additional acquisitions, through re-engineering, development and exploratory activities that are associated with Texoil's current property portfolio and through additional prospects the Company generates. Based on independent and internal engineering and geological studies Texoil has scheduled approximately $17.0 million of capital expenditures for such activities over the balance of 2000 and during 2001 (see "Capital Expenditures" below). Such projects have the potential to increase reserves and production, although Texoil cannot guarantee that any such increases will occur.

     The current corporate strategy is an expansion and adaptation of the business plan which was conceived and implemented in 1996, and has resulted in significant growth to date. Following is a brief outline of management's current plans.
          1) Acquire oil and gas properties with producing reserves, current cash flows and development and exploration potential.

          2)  Implement development programs within existing fields.

          3) Expand the Company's exploration program. Increase direct participations, but continue to solicit industry partners on a promoted basis.

          4) Continue activities directed toward reducing per-unit operating and general administrative costs on a long-term sustained basis.

          5)  Increase equity, long-term or project financing, as necessary.

     In addition to its fundamental business strategy, the Company intends to pursue corporate acquisitions or mergers as a means of continued growth, increasing share value or creating liquidity for its shareholders. Management believes that the industry will consolidate and that opportunities may become available to acquire corporate entities, effect business combinations, or merge with or be acquired by another corporation. Management intends to consider any such opportunities which may become available and are beneficial to shareholders. The primary financial considerations in the evaluation of any such potential transaction include, but are not limited to: (1) the ability of small cap oil and gas companies to gain recognition and favor in the public markets;
(2) growth in share price; (3) shareholder liquidity, and (4) capital formation and cost of capital.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION -- (CONTINUED)

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

     Capitalized costs include payroll and related costs of technical personnel which are directly attributable to the Company's oil and gas acquisition, exploration and development activities. Amounts capitalized for the three and nine months ended September 30, were $182,868 and $537,882 for 2000 and $152,685 and $483,477 for 1999, respectively. The Company capitalizes interest attributable to oil and natural gas properties which are not subject to amortization and are in the process of being evaluated. Included in the unevaluated capitalized costs for the three and nine months ended September 30, are interest costs of $94,967 and $292,008 for 2000 and $84,337 and $320,172 for
1999, respectively.

     At the end of the third quarter of 2000, the Company's full-cost ceiling exceeded its net capitalized costs. Net capitalized costs could exceed the full-cost ceiling in future periods due to downward revisions to estimated proved reserve quantities, declines in oil and gas prices, increases in operating costs, unsuccessful exploration and development activities or other factors which cannot be reasonably predicted by the Company. Once recorded, a write-down of oil and gas properties cannot be reversed at a later date even if the estimated reserve quantities or oil and gas prices subsequently increase. Management believes that current reserve estimates, which represent the basis for calculating limitations on capitalized costs, are reasonable under present operating conditions and circumstances. However, reserve estimates and forecasts are inherently imprecise and, therefore, subject to significant future changes.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION -- (CONTINUED)

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

     The Company recorded net income of $3,984,000 and $541,000 for three months ended September 30, 2000 and 1999, respectively. The $3,443,000 increase in the Company's comparative net income resulted primarily from the following factors:

                                                         NET AMOUNT CONTRIBUTING
                                                          TO INCREASE (DECREASE)
                                                             IN NET INCOME
                                                         -----------------------
                                                                (000'S)
Oil and gas sales......................................         $ 7,347
Lease operating and workover expenses..................          (1,565)
Production taxes.......................................            (887)
General and administrative expenses....................            (135)
Depletion, depreciation and amortization expense
  ("DD&A").............................................            (189)
Interest expense.......................................             513
Other income -- net....................................              37
Provision for income taxes.............................          (1,678)
                                                                -------
                                                                $ 3,443
                                                                =======

     The following discussion applies to the changes in the composition of net income shown above.

     The $7,347,000 or 140% increase in net oil and gas sales is attributable to an increase in production volumes resulting from the acquisition and development of properties and an increase in average realized prices (net of hedges) as shown in the table presented immediately below.

                                                          THREE MONTHS ENDED
                                          PERCENT            SEPTEMBER 30,
                                          INCREASE        -------------------
                                         (DECREASE)        2000         1999
                                         ----------       ------       ------
Gas Production (MMcf)................        27%           1,359        1,068
Oil Production (MBbls)...............        69%             271          160
Barrel of oil equivalent (MBOE)......        47%             498          338
Average Price Gas (per Mcf)..........        56%          $ 3.92       $ 2.51
Average Price Oil (per Bbl)..........        67%          $26.85       $16.11
Average Price per BOE................        63%          $25.33       $15.54

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION -- (CONTINUED)

     Lease operating expenses and workover costs increased $1,565,000 or 98%. The increase is a result of increased production volumes resulting from the acquisition and development of oil and gas properties. Lease operating expenses have also increased due to increases in drilling and workover rig rates, and costs of services, materials and equipment which have occurred in the industry. In addition, lease operating expenses have increased due to the cost of natural gas used in gas lift operations.

     Production taxes increased by $887,000 or 204% due to increased production volumes and revenues. In addition, certain of the oil production increases occurred in tax jurisdictions with higher tax rates.

     General and administrative costs increased $135,000 or 27%. The percentage increase in general and administrative expenses was less than the increases in production and revenues as a result of continuing cost-containment efforts. On a BOE basis, general and administrative expenses actually were reduced by 14% in 2000 over 1999 levels. The dollar increase is comprised primarily of increases in management, operating and administrative staffing associated with the Company's growth. The Company must attract and retain competent management, technical and administrative personnel to pursue its business strategy and fulfill its contractual obligations.

     The $189,000 or 14% increase in DD&A expenses is primarily due to the increase in oil and gas production volumes and capitalized balances subject to DD&A, offset by increases in estimated recoverable reserves, resulting from the acquisition and development of gas and oil properties. Refer to the discussion of DD&A for the nine month periods ended September 30, 2000 and 1999, below for information related to capitalized costs and reserves used to calculate DD&A.

     Interest expense decreased by $513,000 primarily due to a reduction in long-term debt and repayment of $10,000,000 of convertible subordinated notes.

     Other income increased $37,000 for the three months ended September 30, 2000, principally due to increased operations and overhead reimbursements.

     The provision for income taxes increased $1,678,000 as a result of the increase in net income before taxes.

     NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

     The Company recorded net income of $10,475,000 and $1,410,000 for nine months ended September 30, 2000 and 1999, respectively. The $9,065,000 increase in the Company's comparative net income resulted primarily from the following factors:

                                         NET AMOUNT CONTRIBUTING
                                          TO INCREASE (DECREASE)
                                              IN NET INCOME
                                         ------------------------
                                                 (000'S)
Oil and gas sales.......................         $20,623
Lease operating and workover expenses...          (3,975)
Production taxes........................          (2,468)
General and administrative expenses.....            (369)
Depletion, depreciation and
  amortization expense ("DD&A").........          (1,536)
Interest expense........................             886
Other income -- net.....................             322
Provision for income taxes..............          (4,418)
                                                 -------
                                                 $ 9,065
                                                 =======

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION -- (CONTINUED)

     The following discussion applies to the changes in the composition of net income shown above.

     The $20,623,000 or 148% increase in net oil and gas sales is attributable to the increase in production volumes resulting from the acquisition and development of properties and an increase in average realized prices (net of hedges) as shown in the table presented immediately below.

                                                              NINE MONTHS ENDED
                                           PERCENT              SEPTEMBER 30,
                                          INCREASE           -------------------
                                         (DECREASE)           2000         1999
                                         -----------         ------       ------
Gas Production (MMcf)................        33%              4,024        3,029
Oil Production (MBbls)...............        73%                868          503
Barrel of oil equivalent (MBOE)......        53%              1,539        1,008
Average Price Gas (per Mcf)..........        48%             $ 3.30       $ 2.23
Average Price Oil (per Bbl)..........        71%             $24.49       $14.28
Average Price per BOE................        62%             $22.45       $13.82

     Lease operating expenses and workover costs increased $3,975,000 or 85%. The increase is a result of increased production volumes resulting from the acquisition and development of oil and gas properties. Lease operating expenses have increased due to increases in drilling and workover rig rates, and costs of services, materials and equipment which have occurred in the industry from increased commodity prices. In addition, lease operating expenses have increased due to the cost of natural gas used in gas lift operations.

     Production taxes increased by $2,468,000 or 236% due to increased production volumes and revenues. In addition, certain of the oil production increases occurred in tax jurisdictions with higher tax rates.

     General and administrative costs increased $369,000 or 26%. The percentage increase in general and administrative expenses was less than the increases in production and revenues as a result of continuing cost-containment efforts. On a BOE basis, general and administrative expenses actually were reduced by 17% in 2000 over 1999 levels. The dollar increase is comprised primarily of increases in management, operating and administrative staffing associated with the Company's growth. The Company must attract and retain competent management, technical and administrative personnel to pursue its business strategy and fulfill its contractual obligations.

     The $1,536,000 or 44% increase in DD&A expenses is primarily due to the increase in oil and gas production volumes and capitalized balances subject to DD&A, offset by increases in estimated recoverable reserves, resulting from the acquisition and development of gas and oil properties. Capitalized costs included in the full-cost pool and subject to DD&A were $71.5 million and $51.5 million at September 30, 2000 and 1999, respectively. In addition, estimated future development costs associated with proved undeveloped reserves in the amount of $21.7 million and $14.3 million at September 30, 2000 and 1999, respectively, were included in the DD&A calculations. The proved reserve quantities used for the calculation of DD&A were approximately 26.7 million BOE in 2000.

     Interest expense decreased by $886,000 primarily due to a reduction in long-term debt and repayment of $10,000,000 of convertible subordinated notes.

     Other income increased $322,000 for the nine months ended September 30, 2000, principally due to increased operations and overhead reimbursements.

     The provision for income taxes increased $4,418,000 as a result of the increase in net income before taxes.

IMPACT OF ACQUISITION AND DIVESTITURE ACTIVITIES

     Management presently estimates that production volumes for the year 2000 will approximate 1.2 million Bbls and 5.7 Bcf, representing, an increase of 57% and 35%, respectively, over 1999. These estimates

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION -- (CONTINUED)

are predicated on the results of operations for the nine months ended September 30, 2000, reserve reports prepared by independent third parties, recent acquisition and development activities, and management's expectations, but are subject to change due to numerous uncontrollable factors.

     In connection with its acquisitions, the Company generally implements a capital expenditure program, which it refers to as "re-engineering activities", designed to increase production or arrest natural or mechanical production declines, as well as lower recurring expenses. Thereafter, the Company conducts detailed field studies designed to isolate development and exploration opportunities, if any. The Company has identified numerous projects in its existing property portfolio related to proved behind-pipe and undeveloped reserves and to exploratory prospects. Future cash flows could be favorably affected if current price levels are sustained, if reductions to per-unit operating costs can be achieved or by the development of additional reserve quantities. No assurance can be given, however, that the Company will be able to successfully and economically develop additional reserves or that commodity prices will not decline.

     On October 13, 2000 Texoil closed an acquisition of proved properties in South Texas, which adds approximately 17 billion cubic feet of natural gas and 126,000 barrels of associated oil and condensate to Texoil's reserves. The properties will immediately add approximately 3.8 MMcfd to Texoil's daily gas production. Management believes that the properties, which are located primarily in Colorado and Goliad Counties, have additional exploration and development potential. Texoil also acquired certain 2-D and 3-D seismic data and undeveloped acreage. The acquisition price, paid at closing, was approximately
$9.9 million, net of closing adjustments.

     Texoil has entered into a purchase and sale agreement to sell certain "non-core" properties for approximately $3.0 million. Pending closing, proceeds will be applied to debt. The divestiture is expected to close by November 30, 2000. Should this divestiture be closed, production levels are expected to decrease by approximately 157 barrels of oil per day and 217 Mcf of gas per day.

     During the third quarter of 2000, Texoil entered into a like kind exchange (tax-free) of its interests in certain West Texas properties for additional interests in the Crowley Field, located in South Louisiana. Through the trade, the company has vacated West Texas. The West Texas properties were acquired by a predecessor entity. The trade has a beneficial impact on cash flow and earnings and further positions the company for additional development activities in one of its core producing areas.

     Management expects that the transactions specified above will have an immediate favorable impact on cash flow and earnings and will further result in lower per-unit operating expenses.

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

HEDGING ACTIVITIES

     The Company implemented certain hedging activities in May of 1999, in direct response to market conditions. The intent of the hedging strategy was to "lock-in" profits and cash flows greater than realized during 1998 and early 1999. Management expects to continue to hedge some portion of production and believes its hedging strategy will result in greater predictability of internally generated funds, which can be dedicated to capital development projects and corporate obligations. The Company has entered into a fixed price swap for 150,000 MMBtus of gas production which expires in October 2000, at an average price of $2.35 per MMBtu. The Company is also subject to a natural gas hedge, structured as a costless collar for the period of October 2000 through July 2001, for 150,000 MMBtu per month, at a floor price of $3.25 per MMBtu and a ceiling price of $5.25 per MMBtu. The Company has a fixed price swap for a total of 50,000

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION -- (CONTINUED)

Bbls at prices averaging $19.35 per Bbl, which expires in November 2000. In addition, the Company is subject to crude oil hedges, structured as a costless collar, for 25,000 barrels of oil per month for October through December 2000, with a floor price of $20.50 per barrel and a ceiling price of $30.55 per barrel; 25,000 Bbls per month for the period October 2000 through January 2001 with a floor price of $24.00 per Bbl and a ceiling price of $31.27 per Bbl.; and 20,000 Bbls per month for the period October 2000 through March 2001 with a floor price of $27.00 per barrel and a ceiling price of $33.65 per barrel. Amounts paid under such hedging and financial instrument contracts decreased oil and gas sales by $1,883,375 and $4,587,526 for the three and nine months ended September 30, 2000. Texoil does not engage in speculative trading activities and does not hedge all available or anticipated quantities. Texoil's strategy involves the following factors:

     1) Effectively manage cash flow to minimize price volatility and generate internal funds available for capital development projects and additional acquisitions;

     2) Ensure the Company's ability to fully support its capital expenditures and administrative and debt service obligations;

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to finance its future acquisition, development and exploration activities through cash flows from operating activities, its bank credit facility, sale of non-strategic assets, various means of corporate and project finance and ultimately through the issuance of additional securities, as and if necessary. Financing activities have resulted in a net reduction of debt in the amount of $24.4 million as follows:

                                                                SEPTEMBER 30
                                                              -----------------
                                                              2000        1999
                                                              -----       -----
                                                                 (MILLIONS)
Balances outstanding:
     Long-term debt.......................................    $14.5       $28.9
     Convertible subordinated debt........................    $--         $10.0
                                                              -----       -----
                                                              $14.5       $38.9
                                                              =====       =====

CONVERTIBLE PREFERRED STOCK OFFERING

     In November 1999, Texoil issued 2,750,000 shares of Series A Convertible Preferred Stock at $8.00 per share, convertible into two (2) shares of common stock. Preferred shareholders may elect to convert to common at any time. Alternatively, such shares are mandatorily convertible, after December 31, 2002, based on the achievement of certain net asset and per share values. Net proceeds were used to reduce bank indebtedness, repay convertible subordinated notes and for other corporate purposes. The dividend rate is 9% per annum, payable quarterly. In accordance with the terms of the Preferred Stock Agreement, at funding, holders were entitled to elect to receive dividends in additional preferred stock or in cash. Approximately 82% of such holders elected dividends payable in additional preferred shares. After December 31, 2001, the Company, in its sole discretion, may elect to pay dividends in cash rather than in additional preferred shares. In 2000 and 2001, the Company expects to issue approximately 213,000 and 233,000 shares of preferred stock, respectively. The cash dividend component is expected to be approximately $356,000 in both 2000 and 2001.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION -- (CONTINUED)

CREDIT FACILITY

     The Company has a revolving Credit Agreement with two banks which has recently been amended. The new agreement provides up to $100.0 million in available borrowings, limited by a borrowing base as redetermined at least annually. Modifications include interest rate, commitment fee and facility fee reductions, among other items. The borrowing base is $49.0 million and borrowings outstanding at September 30, 2000, were $14.5 million.

CASH FLOW FROM OPERATING ACTIVITIES

     For the nine months ended September 30, 2000, the Company's net cash provided by operating activities was $18.8 million, up $12.9 million from the prior year. These increases are directly attributable to the increases in production resulting from acquisitions and development activities and increases in oil and gas prices. The Company expects its recent acquisition and development activities to result in further production increases and, pending commodity prices, result in higher cash provided by operating activities in 2001.

CAPITAL EXPENDITURES

     The Company's oil and gas capital expenditures for the nine month periods ended September 30, 2000 and 1999, were $10.0 million and $7.6 million, respectively.

     Capital expenditures in 2000 were financed from cash flow. Management believes the Company can compete successfully for new acquisition opportunities; and, accordingly, Texoil has focused a large part of its efforts toward new corporate and asset acquisitions. In addition, as shown below, Texoil has scheduled various exploratory and development activities it believes will result in increased production and reserves. The Company's business strategy has always been to shift its emphasis among acquisitions, development and exploratory activities, consistent with changes in the marketplace. Accordingly, the Company's capital budget is subject to change.

     Texoil expects to incur capital expenditures related to its existing portfolio of properties for re-engineering facilities (surface and down-hole), restoring shut-in wells to production and recompletions. In addition, the Company expects to drill certain development wells in existing fields. The Company also expects to make additional capital expenditures to maintain leases and complete the interpretation of 3-D seismic data associated with certain exploratory and development projects. Texoil will continue its practice of soliciting partners, on a promoted basis, for higher-risk projects.

     Texoil has increased its capital expenditure budget for fiscal 2000 to a total of $23.5 million, including acquisitions. Based solely on its existing portfolio of properties and projects, the Company presently expects to incur the following capital expenditures during the remainder of 2000 and in 2001:

                                                                2000       2001
                                                                ----       -----
Development of proved properties:
     Re-engineering and well recompletions(1)...............    $1.2       $ 3.3
     Drilling...............................................     1.0         6.7
Exploration
     Land, geological & geophysical.........................      .3         1.0
     Drilling...............................................     1.0         2.5
                                                                ----       -----
                                                                $3.5       $13.5
                                                                ====       =====
------------
  (1) Includes expenditures associated with facilities, equipment, compression saltwater disposal, restoring shut-in wells to production and recompletions to other productive zones.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION -- (CONTINUED)

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

                          PART II.  OTHER INFORMATION

     Item 1 -- Cause No. 94-7447-278-06; "Ernest H. Cannon, et al vs. J. R. Parten, et al" has been dismissed with prejudice; no other material change from legal proceedings.
     Item 2 -- Change in Securities -- None

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

                                         TEXOIL, INC.

Date: November 8, 2000                   By: /s/ FRANK A. LODZINSKI
                                            ------------------------------------
                                                 FRANK A. LODZINSKI
                                                 PRESIDENT AND CEO